Form 10-Q/A
period 2023-06-30
INTENSITY THERAPEUTICS, INC.
filed 2023-08-14
CIK 1567264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

On August 14, 2023, the financial printer for Intensity Therapeutics, Inc. (the “Company”) mistakenly filed with the Securities and Exchange Commission (the “SEC”), without management’s knowledge or authorization, a preliminary version of the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 2023 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Original Report is being filed solely to correct the characterization and presentation in the Company's Condensed Balance Sheets, Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficiency) and related footnotes of the additional shares of the Company's common stock issued to holders of the Company's preferred stock upon commencement of the Company's initial public offering and to make other immaterial changes and correct certain omissions in the Original Report. This Amendment No. 1 amends and restates the Original Report in its entirety. In addition, as required by SEC rules, we are also filing currently dated certifications pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no changes have been made to the Original Report. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Report.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2023 and December 31, 2022	1
	Condensed Statements of Operations for the three month and six month periods ended June 30, 2023 and 2022	2
	Condensed Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency) for the three month and six month periods ended June 30, 2023 and 2022	3
	Condensed Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
	SIGNATURES	30

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

INTENSITY THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$135,765	$1,311,877
Stock subscriptions receivable	17,765,000	-
Other current assets	159,460	138,459
Total current assets	18,060,225	1,450,336
Right-of-use asset, net	-	139,089
Other assets	167,738	167,738
Total assets	$18,227,963	$1,757,163

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,581,812	$603,176
Accrued expenses	1,476,633	1,723,400
Current lease liability	-	143,221
Convertible note and accrued interest	-	4,348,548
Total current liabilities	3,058,445	6,818,345

Related party deposit	36,000	36,000
Total liabilities	3,094,445	6,854,345
Series A redeemable convertible preferred stock, par value $.0001. Authorized, issued, and outstanding shares of none and 5,000,000 as of June 30, 2023 and December 31, 2022, respectively.	-	10,000,000

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Authorized preferred stock is 15,000,000 shares as of June 30, 2023. None issued or outstanding as of June 30, 2023.

Series B convertible preferred stocks, par value $.0001. Authorized, issued, and outstanding shares of none and 1,449,113 as of June 30, 2023 and December 31, 2022, respectively.	-	145

Series C convertible preferred stocks, par value $.0001. Authorized, issued, and outstanding shares of none and 1,800,606 as of June 30, 2023 and December 31, 2022, respectively.	-	180

Common stock, par value $.0001. Authorized shares of 135,000,000 and 50,000,000 as of June 30, 2023 and December 31, 2022, respectively. Issued and outstanding shares of 13,099,377 and 3,410,103 as of June 30, 2023 and December 31, 2022, respectively.	1,310	341
Additional paid in capital	60,145,764	23,555,160
Accumulated deficit	(45,013,556)	(38,653,008)
Total stockholders’ equity (deficiency)	15,133,518	(15,097,182)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficiency)	$18,227,963	$1,757,163

The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development costs	$859,212	$1,385,966	$1,632,986	$3,080,466
General and administrative costs	362,490	543,830	842,846	1,227,853
Total operating expenses	1,221,702	1,929,796	2,475,832	4,308,319
Loss from operations	(1,221,702)	(1,929,796)	(2,475,832)	(4,308,319)

Other income (expense):
Interest income	171	213	487	856
Interest expense	(221,779)	(14,959)	(305,161)	(29,754)
Loss on debt extinguishment	(2,261,581)	-	(2,261,581)	-
Other	4,349	16,900	5,074	40,528
Net loss	$(3,700,542)	$(1,927,642)	$(5,037,013)	$(4,296,689)

Preferred stock deemed dividend	(1,323,535)	-	(1,323,535)	-

Net loss attributable to common stockholders	$(5,024,077)	$(1,927,642)	$(6,360,548)	$(4,296,689)

Loss per share, basic and diluted	$(1.43)	$(0.57)	$(1.84)	$(1.26)
Weighted average number of shares of common stock, basic and diluted.	3,516,579	3,410,103	3,463,635	3,410,103)

The accompanying notes are an integral part of these financial statements.

Intensity Therapeutics Inc.

Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency)

Six Months and Three Months Ended June 30, 2023 and 2022

(unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred		Series C Convertible Preferred		Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balances at December 31, 2022	5,000,000	$10,000,000	1,449,113	$145	1,800,606	$180	3,410,103	$341	$23,555,160	$(38,653,008)	$(15,097,182)
Stock-based compensation expense									624,253		624,253
Warrants issued to convertible note holders									159,262		159,262
Warrants issued to underwriters in connection with public offering									1,017,146		1,017,146
Issuance of common stock in public offering for cash, net of $3,031,484 issuance costs							3,900,000	390	16,468,126		16,468,516
Conversion of preferred stock into common stock	(5,000,000)	(10,000,000)	(1,449,113)	(145)	(1,800,606)	(180)	4,124,851	413	9,999,868		9,999,956
Conversion of convertible notes into common stock							1,399,716	140	6,998,440		6,998,580
Deemed dividend							264,707	26	1,323,509	(1,323,535)	-
Net loss										(5,037,013)	(5,037,013)
Balances at June 30, 2023	-	$-	-	$0	-	$0	13,099,377	$1,310	$60,145,764	$(45,013,556)	$15,133,518

Balances at March 31, 2023	5,000,000	$10,000,000	1,449,113	$145	1,800,606	$180	3,410,103	$341	$24,026,549	$(39,989,479)	$(15,962,264)
Stock-based compensation expense									312,126		312,126
Warrants issued to underwriters in connection with public offering									1,017,146		1,017,146
Issuance of common stock in public offering for cash, net of $3,031,484 issuance costs							3,900,000	390	16,468,126		16,468,516
Conversion of preferred stock into common stock	(5,000,000)	(10,000,000)	(1,449,113)	(145)	(1,800,606)	(180)	4,124,851	413	9,999,868		9,999,956
Conversion of convertible notes into common stock							1,399,716	140	6,998,440		6,998,580
Deemed dividend							264,707	26	1,323,509	(1,323,535)	-
Net loss										(3,700,542)	(3,700,542)
Balances at June 30, 2023	-	$-	-	$0	-	$0	13,099,377	$1,310	$60,145,764	$(45,013,556)	$15,133,518

Balances at December 31, 2021	5,000,000	10,000,000	1,449,113	$145	1,800,606	$180	3,410,103	$341	$22,386,341	$(31,071,111)	$(8,684,104)
Stock-based compensation expense									500,622		500,622
Net loss										(4,296,689)	(4,296,689)
Balances at June 30, 2022	5,000,000	$10,000,000	1,449,113	$145	1,800,606	$180	3,410,103	$341	$22,886,963	$(35,367,800)	$(12,480,171)

Balances at March 31, 2022	5,000,000	10,000,000	1,449,113	145	1,800,606	180	3,410,103	341	$22,663,443	$(33,440,158)	$(10,776,049)
Stock-based compensation expense									223,520		223,520
Net loss										(1,927,642)	(1,927,642)
Balances at June 30, 2022	5,000,000	$10,000,000	1,449,113	$145	1,800,606	$180	3,410,103	$341	$22,886,963	$(35,367,800)	$(12,480,171)

The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,037,013)	$(4,296,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes	159,262	-
Amortization of right-of-use asset	139,089	88,628
Stock-based compensation expense	624,253	500,622
Loss on debt extinguishment	2,261,581	-
Changes in operating assets and liabilities, net:
Other current assets	(21,001)	36,121
Accounts payable	978,636	290,834
Accrued expenses	(246,767)	623,496
Accrued interest on convertible note	145,899	29,754
Change in lease liabilities	(143,221)	(89,756)
Net cash used in operating activities	(1,139,282)	(2,816,990)
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities:
Proceeds from sale of convertible note	242,552	-
Payout of fractional shares on reverse split	(44)	-
Stock issuance costs on initial public offering	(279,338)	-
Net cash provided by financing activities	(36,830)	-
Net decrease in cash and cash equivalents	(1,176,112)	(2,816,990)
Cash and cash equivalents at beginning of period	1,311,877	4,539,229
Cash and cash equivalents at end of period	$135,765	$1,722,239

Supplemental disclosure of non-cash financing activities:
Subscription receivable from proceeds related to the sale of 3.9 million shares of common stock on June 29, 2023, net of expenses.	$17,765,000	-
Conversion of convertible notes and accrued interest into common stock	$4,736,999	-
Warrants issued in relation to issuance of convertible notes	$159,262	-
Warrants issued to underwriter in connection with stock issuance	$1,017,146	-
Preferred stock deemed dividend	$1,323,535	-

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

On April 27, 2023, the Company effected a two-for-one reverse stock split (the “Reverse Stock Split”). All owners of record as of April 27, 2023 received one issued and outstanding share of the Company’s common stock in exchange for two outstanding shares of the Company’s common stock. All fractional shares created by the two-for-one exchange are paid in cash. The conversion price of Series A redeemable convertible preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock were adjusted to reflect the Reverse Stock Split by doubling the original conversion price. The Reverse Stock Split has no impact on the par value per share of the Company’s common stock, Series A redeemable convertible preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock, all of which remain at $.0001. All holders of options and warrants had the exercise price doubled and the number of shares issuable upon exercise reduced by half. All current and prior period amounts related to shares, share prices and loss per share, presented in the Company’s financial statements and the accompanying notes have been restated for the Reverse Stock Split.

As a result of its initial public offering (“IPO”), the Company began trading on the Nasdaq Capital Market under the symbol “INTS” on June 30, 2023. The IPO closed on July 5, 2023, at which time the Company received $17,765,000 in net cash proceeds after deducting the underwriter’s discounts, commissions, and legal expenses in exchange for the issuance of 3,900,000 shares of our common stock. The IPO shares were issued on July 5, 2023, the closing date, at the time that the net proceeds were transferred to the Company. Thus, the net proceeds appear on the balance sheet at June 30, 2023 as Stock subscriptions receivable. The Company intends to use the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the United States Food & Drug Administration (“FDA”) and for general and corporate purposes.

Note B — Liquidity and Plan of Operation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company is a development stage company and has not generated any revenue from its product candidates. The Company, therefore, has experienced net losses and negative cash flows from operations each year since its inception. Through June 30, 2023, the Company has an accumulated deficit of approximately $45.0 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the six months ended June 30, 2023 was approximately $5.0 million.

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

Cash and cash equivalents at June 30, 2023 totaled approximately $136,000. The Company received net cash proceeds of its IPO of $17,765,000 on July 5, 2023 and net cash proceeds from the subsequent sale of the underwriter’s overallotment of $2,691,000 on July 7, 2023 for a total of $20,456,000 in net cash proceeds. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its operational needs through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.

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

Note C — Summary of Significant Accounting Policies and Accounts

[1] Basis of presentation:

The accompanying condensed financial statements include the accounts of Intensity Therapeutics, Inc. These condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

The condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s prospectus, dated June 29, 2023 and filed with the Securities and Exchange Commission on June 30, 2023.

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

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

Note C — Summary of Significant Accounting Policies and Accounts (continued)

[10] Basic and dilutive loss per share:

Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that are excluded from the computation of diluted weighted average shares outstanding listed in the table below because they are anti-dilutive. The basic and diluted computation of net loss per share for the Company are the same because the effects of the Company’s convertible securities would be anti-dilutive. All common and preferred stock participate equally in dividends and the distribution of earnings if and when declared by the Board of Directors, on the Company’s common stock for the three and six months ended June 30, 2022. For purposes of computing earnings per share, all series of preferred stock are considered participating securities. Therefore, the Company must calculate basic and diluted earnings per share using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. As the preferred stockholders have no obligation to fund losses no portion of net loss was allocated to the participating securities for the three months or six months ended June 30, 2022. There were no preferred shares outstanding at June 30, 2023.

At June 30, 2023 and 2022, the following shares of common stock underlying preferred stock, options, and warrants were excluded from the computation of diluted weighted average shares outstanding. In accordance with the Reverse Stock Split on April 27, 2023 (see Note A), the number of shares of common stock underlying the preferred stock, options and warrants are now half, and the below information gives effect to this Reverse Stock Split:

	June 30,	June 30,
	2023	2022
Preferred stock Series A outstanding	-	2,499,999
Preferred stock Series B outstanding	-	724,552
Preferred stock Series C outstanding	-	900,300
Options outstanding	1,044,250	911,250
Warrants outstanding	660,750	323,250
	1,705,000	5,359,351

As of June 30, 2022 the shares that would be issued from the convertible notes outstanding are also excluded from diluted weighted average shares outstanding, since the conversion rate is dependent upon qualified liquidity events. All convertible notes were converted into shares of common stock prior to June 30, 2023.

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

A loss was recorded to account for the discount given to convertible noteholders as provided by their convertible note agreements. Upon the settlement of the notes, a loss of $2,261,581 was recorded on the Statement of Operations for the three months and six months ended June 30, 2023 for the discount given to the convertible debt holders.

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

At December 31, 2022 the Company classified the convertible notes as a current liability since the Company anticipated that these notes will automatically convert into shares of common stock within one year of the balance sheet date. The unamortized discount was amortized over the life of the convertible notes. The unamortized balance at the time of the conversion into shares of common stock of approximately $117,700 is included in interest expense in the Statement of Operations.

Note H — Stockholders’ Equity

On June 29, 2023, as described in Note A, the Company priced its IPO, issuing 3,900,000 shares of common stock. Pursuant to the IPO, all of the Company’s preferred stock was converted into common stock at conversion prices that reflected the Reverse Stock Split effective June 29, 2023. All convertible notes and related accrued interest were converted into 1,399,716 shares of common stock, as described in Note G and the Company recorded a non-operating loss on debt extinguishment on the Statement of Operations for $2,261,581 which is equal to the discount on the IPO price that was specified in the convertible note agreements. As the IPO price was less than the original issue price per share of the Series B and Series C preferred stock, each of these series received a conversion price adjustment pursuant to their original terms. Upon conversion of the preferred stock, the Company issued an additional 100,189 shares of common stock pursuant to Series B conversion price adjustment and an additional 164,518 shares of common stock pursuant to the Series C conversion price adjustment. The additional shares have been recorded as a deemed dividend on the Statement of Operations and Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency).

The sixth amended and restated Certificate of Incorporation, which was approved by the Company’s stockholders on November 23, 2021, increased the number of authorized shares from 50,000,000 to 135,000,000 upon the completion of the IPO.

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

Notes to Unaudited Condensed

Financial Statements

Note I — Common Stock Warrants (continued)

The following table summarizes the assumptions used to estimate the fair value of 30,000 stock warrants granted on January 1, 2023 at the date of grant:

Stock price	$4.50
Exercise price	$6.25
Expected volatility	103.85%
Risk free interest rates	3.59%
Expected term	3 years

30,000 warrants were granted on January 1, 2023 to two holders of convertible notes. These warrants were exercisable upon issuance and expire in three years. The value of the warrants is $159,262. The value of the warrants is recorded as a discount to the convertible notes and was being amortized over the life of the convertible notes. The amortization appears on the Statement of Operations as interest expense.

The following table summarizes the assumptions used to estimate the fair value of stock warrants committed by the Company on June 29, 2023 as part of the IPO:

Stock price	$5.00
Exercise price	$6.00
Expected volatility	101.46%
Risk free interest rates	3.97%
Expected term	5 years

273,000 warrants were granted to the underwriters of the IPO. The value of these warrants is approximately $1,017,000. The value of the warrants is recorded as both an increase and decrease to Additional Paid in Capital on the Balance Sheet since they are costs related to the issuance of the IPO shares. These warrants are exercisable beginning on January 5, 2024 and expire five years after issuance. There was no stock compensation expense recorded on these warrants.

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

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

Note J — Stock Based Compensation

The Company had a stock option plan, the 2013 Plan, which is administered by our Compensation Committee. Under the 2013 Plan, stock options to purchase a total of 4,500,000 shares of common stock could be granted to eligible employees, officers, directors and consultants of the Company.

In 2020, the Company amended its 2013 Stock Option Plan (the “2013 Plan”) to increase the number of authorized shares available under the 2013 Plan from 1,800,000 to 4,500,000. On November 12, 2021, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”) authorizing the granting of equity awards for the issuance of up to 3,000,000 shares of common stock. Prior to the adoption of the 2021 Plan, there were 2,677,500 shares available under the 2013 Plan. However, upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lessor of (a) 3.5% of the aggregate number of shares of Common Stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1, 2023, an additional 238,700 shares were authorized under the 2021 Plan.

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

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

Note M — Related Parties

At June 30, 2023 and December 31, 2022, the Company was holding a $36,000 deposit related to a Provider Service Agreement (“PSA”) with a minority stockholder. This account is entitled “Related party deposit” on the balance sheet. This deposit will be returned to the minority stockholder at the end of the PSA once all charges have been settled. At June 30, 2023 and December 31, 2022, the Company had a receivable of approximately $69,400 and $46,400, respectively, related to this agreement. This receivable is included in “Other current assets” on the balance sheet.

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

Our lead product candidate, INT230-6, consists of two proven anti-cancer cytotoxic agents, cisplatin and vinblastine sulfate, mixed with the amphiphilic molecule (SHAO) — all in one vial. The anti-cancer agents, cisplatin and vinblastine sulfate, used in our product candidate are both generic and are available to purchase in bulk supply commercially. In 2017, we initiated a Phase 1/2 dose escalation study using INT230-6 in the United States under an investigational new drug application (“IND”) authorized by the FDA and in Canada following receipt of a no objection letter from Health Canada. The study, IT-01, explored the safety and efficacy of INT230-6 in patients with refractory or metastatic cancers. We completed enrollment of study IT-01 in June 2022 and locked the IT-01 database in February 2023. We anticipate finalizing the study reports in 2023.

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

Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through approximately $50.7 million from the net proceeds of sales of our common stock, preferred stock and convertible notes. As of June 30, 2023, we had approximately $136,000 of cash and cash equivalents, and received approximately $17.8 million in cash, net of costs, on July 5, 2023 from the proceeds of our Initial Public Offering (“IPO”) plus approximately $2.7 million in cash, net of costs, on July 7, 2023 from the proceeds from the underwriters’ full exercise of its overallotment option of IPO shares. These two cash receipts total approximately $20.5 million. Since our inception, we have incurred significant operating losses. We incurred net losses of $3.7 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and losses of $5.0 million and $4.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $45.0 million. We expect to incur significant expenses and operating losses for the next several years. See “Funding Requirements” below.

We expect our expenses to increase as we continue to:

●	Initiate Phase 3 programs in sarcoma and/or breast cancer;

●	Complete our current Phase 2 programs;

●	Advance our preclinical research and bring new product candidates into clinical development;

●	Incur manufacturing costs for additional GMP batches of our product candidates and enhancer molecules;

●	Seek regulatory approvals for any of our product candidates that successfully complete clinical trials;

●	Hire additional personnel;

●	Expand our operational, financial, and management systems;

●	Invest in measures to protect our existing and new intellectual property; and

●	Establish a sales, marketing, medical affairs, and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize.

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

Legal

Legal costs relate primarily to our corporate administration. All legal costs relate to expenses for outside law firms.

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

We incurred interest expense on our convertible notes. Accrued interest was converted into common stock upon commencement of our IPO.

We received federal research and development tax credits that are recoverable through a refund of Social Security taxes paid by the Company.

Results of Operations

The following table summarizes our results of operations for the six months and three months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase	Three Months Ended June 30		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Operating expenses:
Research and development costs	$1,633	$3,080	$(1,447)	$859	$1,385	$(526)
General and administrative costs	843	1,229	(386)	363	545	(182)
Total operating costs	2,476	4,309	(1,833)	1,222	1,930	(708)
Loss from operations	(2,476)	(4,309)	1,833	(1,222)	(1,930)	708
Other income (expense)	(2,561)	12	(2,573)	(2,479)	2	(2,481)
Net loss	$(5,037)	$(4,297)	$(740)	$(3,701)	$(1,928)	$(1,773)
Preferred stock deemed dividend	(1,324)	-	(1,324)	(1,324)	-	(1,324)
Net loss attributable to common shareholders	$(6,361)	$(4,297)	$(2,064)	$(5,025)	$(1,928)	$(3,097)
Loss per share, basic and diluted common	$(1.84)	$(1.26)		$(1.43)	$(0.57)
Weighted average number of common stock, basic and diluted	3,463,635	3,410,103		3,516,579	3,410,103

	Six Months Ended June 30,		Increase	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Research and development costs by expense type:
Salaries and payroll taxes	$280	$668	$(388)	$125	$271	$(146)
Benefits	49	105	(56)	24	50	(26)
Stock based compensation	465	314	151	230	155	75
Clinical trial costs	839	1,993	(1,154)	480	909	(429)
	$1,633	$3,080	$(1,447)	$859	$1,385	$(526)

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Increase/ Decrease	2023	2022	Increase/ Decrease
General and administrative costs:
Salaries and payroll taxes	$170	$157	$13	$81	$77	$4
Fringe benefits	8	11	(3)	4	5	(1)
Legal	141	259	(118)	44	133	(89)
Patent and trademark	33	25	8	14	-	14
Insurance	34	41	(7)	19	19	-
Facilities and rent	67	72	(5)	28	37	(9)
Investor relations	67	100	(33)	33	34	(1)
Accounting services	88	176	(88)	16	76	(60)
Consulting services	35	121	(86)	22	58	(36)
Other	40	80	(40)	20	37	(17)
Stock-based compensation	160	187	(27)	82	69	13
	$843	$1,229	$(386)	$363	$545	$(182)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Research and Development expenses decreased by 47.0% as studies IT-01 and IT-02 completed their enrollments in June 2022 and August 2022 respectively. This resulted in a significant decrease in patient costs. During the six months ended June 30, 2023, we engaged clinical and regulatory consultants to replace positions occupied by full time staff required during the recruiting phases of the trials. Dr. Walters moved to a consulting role with reduced hours and costs. Our IT-01 study continued to generate data; however, costs to close out the study were incurred in lieu of patient related treatment expenses. Phase 3 IT-03 in sarcoma and phase 2/3 IT-04 in presurgical breast cancer had minimal direct costs in either of these two periods.

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

Other income (expense) is primarily the approximately $2.3 million loss related to the discount given to convertible note holders when their convertible notes and accrued interest converted to shares of common stock at discounts of 30 or 35%.

The deemed dividend represents the value that was transferred to the Series B and C preferred stockholders upon triggering of anti-dilution provisions.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Research and Development expense decreased by 38.0% since Study IT-01 and Study IT-02 no longer have patient care costs and the drafting of results is nearly complete. Phase 3 IT-03 in sarcoma and phase 2/3 IT-04 in presurgical breast cancer had minimal direct costs in either of these two periods.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible debt notes, the issuance and sale of private equity financings, and an IPO, after which shares of our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “INTS” on June 30, 2023. As of June 30, 2023, our cash and cash equivalents were approximately $136,000, and the net IPO cash proceeds received on July 5, 2023 was approximately $17.8 million. On July 7, 2023, we received an additional $2.7 million (approximately) in net cash proceeds from the sale of the underwriters’ full exercise of its overallotment option, which occurred after the IPO. The total net cash proceeds received from the closing of the IPO and the closing of the underwriter’s overallotment option, therefore, was approximately $20.5 million. Based on these subsequent cash receipts and projected spending, we project to have sufficient cash to fund our current operating plan until July 2025.

The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) operating activities	$(1,139)	$(2,817)
Net cash (used in) financing activities	(37)	-
Net (decrease) in cash and cash equivalents	$(1,176)	$(2,817)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $1.1 million. This is primarily attributable to the loss of $5.0 million offset by $2.3 million for the non-cash loss on the conversion of convertible notes into shares of common stock and $0.6 million for the non-cash stock based compensation, and an increase in accounts payable accounts of $1.0 million.

Net cash used in operating activities for the six months ended June 30, 2022 was predominantly the approximately $4.3 million net loss that was offset by approximately $0.5 million of non-cash stock based compensation and an increase of accounts payable and accrued expenses of $0.9 million.

Investing Activities

There was no cash provided by or used in investing activities in any of the periods listed above.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 consisted of the receipt of approximately $0.2 million in proceeds from convertible notes which was offset by approximately $0.2 million in stock issuance costs paid related to the IPO. There was no net cash provided by financing activities for the six months ended June 30, 2022. The cash proceeds from the IPO will be recorded in the fiscal period subsequent to June 30, 2023 when received.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Seasonality

Our business experiences limited seasonality.

Contractual Obligations, Commitments and Contingencies

As of June 30, 2023, we had no contractual obligations for leases. Our office lease in Westport, Connecticut terminated on June 30, 2023. On July 7, 2023, we signed a lease for 2,686 square feet of office space in Shelton, Connecticut. The lease term is 66 months, but we have an option to terminate this lease after 36 months.

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

While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this report, we believe that the following accounting policies are those most significant to the judgments and estimates used in the preparation of our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Historically, as a privately held company, we have maintained internal controls over financial reporting but we have a material weakness due to a lack of segregation of duties since we have a limited administrative staff. However, these internal controls have not been subject to the testing required under the standards of publicly traded companies by Section 404 of Sarbanes-Oxley. We are not currently required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, at such time as Section 404 of the Sarbanes-Oxley Act is applicable to us, we will be required to evaluate our internal controls over financial reporting.

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

In response to the above identified weakness, we are taking the following remediation measures:

●	We are reassessing our accounting procedures and, as part of the financial reporting process, plan to implement the use of supplementary checks and additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information.

●	We are adding appropriate resources to ensure that such procedures are implemented and adequate reviews are performed.

Our Chief Executive Officer, along with other key members of management, are and will be active participants in these remediation processes and such processes will be subject to audit committee oversight. We believe these steps will improve the effectiveness of our internal controls. While we plan to take the above steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate them, which could impair our ability to accurately and timely meet our public company reporting requirements.

Limitations on the Effectiveness of Controls Our management, including the Chief Executive Officer, Executive Vice President, Corporate Finance and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. For these reasons, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This lack of segregation of duties from a limited number of administrative employees is a material weakness in internal controls. In our plan to start to address these weaknesses, in August 2021, the Company established a Chief Financial Officer position through a consulting agreement with Danforth Advisors in order to add an additional layer of oversight on the financial reporting process with assistance from another Danforth consultant to address this material weakness. In June 2023, to meet listing requirements of Nasdaq, our Principal Accounting Officer and Controller, John Wesolowski, became our full-time Interim Chief Financial Officer and James Ahlers became our Executive Vice President of Corporate Finance.

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

Item 1A. Risk Factors

There have not been any material changes to the information related to the “Risk Factors” disclosure in the Company’s Final Prospectus on Form 424(b)(4) dated June 29, 2023. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Final Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Final Prospectus. The risks and uncertainties described in our prospectus are not the only ones we face.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2023, the Company entered into a convertible debt agreement with its landlord for aggregate principal of $12,552. The outstanding principal balance together with the unpaid and accrued interest of the notes was converted upon the commencement of the Company’s IPO at a conversion price equal to 70% of its initial public offering price, for a total of 3,631 shares of common stock.

On May 11, 2023, the Company entered into a convertible debt agreement with a holder for aggregate principal of $25,000. The outstanding principal balance together with the unpaid and accrued interest of the notes was converted upon the commencement of the Company’s IPO at a conversion price equal to 70% of its initial public offering price, for a total of 7,228 shares of common stock.

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