Form 10-Q
period 2023-09-30
INTENSITY THERAPEUTICS, INC.
filed 2023-11-13
CIK 1567264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant had 13,709,377 shares of common stock outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2023 and December 31, 2022	1
	Condensed Statements of Operations for the three month and nine month periods ended September 30, 2023 and 2022	2
	Condensed Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency) for the three month and nine month periods ended September 30, 2023 and 2022	3
	Condensed Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
	SIGNATURES	34

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

INTENSITY THERAPEUTICS, INC.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,693,825	$1,311,877
Marketable debt securities	8,955,316	-
Prepaid expenses	971,239	62,924
Other current assets	14,366	75,535
Total current assets	16,634,746	1,450,336
Right-of-use asset, net	152,605	139,089
Other assets	28,438	167,738
Total assets	$16,815,789	$1,757,163

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$358,404	$603,176
Accrued expenses	355,006	1,723,400
Current lease liability	10,556	143,221
Convertible note and accrued interest	-	4,348,548
Total current liabilities	723,966	6,818,345
Long-term lease liability	144,891	-
Related party deposit	36,000	36,000
Total liabilities	904,857	6,854,345
Series A redeemable convertible preferred stock, par value $.0001. Authorized, issued, and outstanding shares of none and 5,000,000 as of September 30, 2023 and December 31, 2022, respectively.	-	10,000,000

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Authorized preferred stock is 15,000,000 shares as of September 30, 2023. None issued or outstanding as of September 30, 2023.

Series B convertible preferred stock, par value $.0001. Authorized, issued, and outstanding shares of none and 1,449,113 as of September 30, 2023 and December 31, 2022, respectively.	-	145

Series C convertible preferred stock, par value $.0001. Authorized, issued, and outstanding shares of none and 1,800,606 as of September 30, 2023 and December 31, 2022, respectively.	-	180

Common stock, par value $.0001. Authorized shares of 135,000,000 and 50,000,000 as of September 30, 2023 and December 31, 2022, respectively. Issued and outstanding shares of 13,709,377 and 3,410,103 as of September 30, 2023 and December 31, 2022, respectively.	1,371	341
Additional paid-in capital	63,252,862	23,555,160
Accumulated deficit	(47,343,301)	(38,653,008)
Total stockholders’ equity (deficiency)	15,910,932	(15,097,182)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficiency)	$16,815,789	$1,757,163

The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development costs	$1,351,766	$1,160,737	$2,984,752	$4,241,203
General and administrative costs	1,138,748	607,113	1,981,594	1,834,966
Total operating expenses	2,490,514	1,767,850	4,966,346	6,076,169
Loss from operations	(2,490,514)	(1,767,850)	(4,966,346)	(6,076,169)

Other income (expense):
Interest income	147,539	988	148,026	1,844
Interest expense	-	(15,123)	(305,161)	(44,877)
Loss on debt extinguishment	-	-	(2,261,581)	-
Other	13,230	7,118	18,304	47,646
Net loss	$(2,329,745)	$(1,774,867)	$(7,366,758)	$(6,071,556)

Preferred stock deemed dividend	-	-	(1,323,535)	-

Net loss attributable to common stockholders	$(2,329,745)	$(1,774,867)	$(8,690,293)	$(6,071,556)

Loss per share, basic and diluted	$(0.17)	$(0.52)	$(1.26)	$(1.78)
Weighted average number of shares of common stock, basic and diluted.	13,660,627	3,410,103	6,899,984	3,410,103

The accompanying notes are an integral part of these financial statements.

Intensity Therapeutics Inc.

Condensed Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(Deficiency)

Nine Months and Three Months Ended September 30, 2023 and 2022

(unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred		Series C Convertible Preferred		Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balances at December 31, 2022	5,000,000	$10,000,000	1,449,113	$145	1,800,606	$180	3,410,103	$341	$23,555,160	$(38,653,008)	$(15,097,182)
Stock-based compensation expense									975,422		975,422
Warrants issued to convertible note holders									159,262		159,262
Warrants issued to underwriters in connection with public offering and overallotment									1,169,719		1,169,719
Issuance of common stock in public offering for cash, net of $3,031,484 issuance costs							3,900,000	390	16,468,126		16,468,516
Issuance of common stock in overallotment for cash, net of $371,583 issuance costs							585,000	59	2,553,358		2,553,417
Conversion of preferred stock into common stock	(5,000,000)	(10,000,000)	(1,449,113)	(145)	(1,800,606)	(180)	4,124,851	413	9,999,868		9,999,956
Conversion of convertible notes into common stock							1,399,716	140	6,998,440		6,998,580
Exercise of options and warrants							25,000	2	49,998		50,000
Deemed dividend							264,707	26	1,323,509	(1,323,535)	-
Net loss										(7,366,758)	(7,366,758)
Balances at September 30, 2023	-	$-	-	$-	-	$-	13,709,377	$1,371	$63,252,862	$(47,343,301)	$15,910,932

Balances at June 30, 2023	-	$-	-	$-	-	$-	13,099,377	$1,310	$60,145,764	$(45,013,556)	$15,133,518
Stock-based compensation expense									351,169		351,169
Warrants issued to underwriters in connection with public offering and overallotment									152,573		152,573
Issuance of common stock in connection with overallotment, net of $371,583 issuance costs							585,000	59	2,553,358		2,553,417
Exercise of options and warrants							25,000	2	49,998		50,000
Net loss										(2,329,745)	(2,329,745)
Balances at September 30, 2023	-	$-	-	$0	-	$0	13,709,377	$1,371	$63,252,862	$(47,343,301)	$15,910,932

Balances at December 31, 2021	5,000,000	10,000,000	1,449,113	$145	1,800,606	$180	3,410,103	$341	$22,386,341	$(31,071,111)	$(8,684,104)
Stock-based compensation expense									541,333		541,333
Net loss										(6,071,556)	(6,071,556)
Balances at September 30, 2022	5,000,000	$10,000,000	1,449,113	$145	1,800,606	$180	3,410,103	$341	$22,927,674	$(37,142,667)	$(14,214,327)

Balances at June 30, 2022	5,000,000	10,000,000	1,449,113	145	1,800,606	180	3,410,103	341	$22,886,963	$(35,367,800)	$(12,480,171)
Stock-based compensation expense									40,711		40,711
Net loss										(1,774,867)	(1,774,867)
Balances at September 30, 2022	5,000,000	$10,000,000	1,449,113	$145	1,800,606	$180	3,410,103	$341	$22,927,674	$(37,142,667)	$(14,214,327)

The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,366,758)	$(6,071,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes	159,262	-
Change in carrying value of right-of-use asset	141,108	133,605
Stock-based compensation expense	975,422	541,333
Loss on debt extinguishment	2,261,581	-
Changes in operating assets and liabilities, net:
Accrued interest on marketable debt securities	(110,937)	-
Prepaid expenses	(908,315)	32,384
Other current assets	61,169	2,353
Other assets	139,300	-
Accounts payable	(244,772)	623,797
Accrued expenses	(1,368,394)	986,189
Accrued interest on convertible note	145,899	44,877
Change in lease liabilities	(142,398)	(135,645)
Net cash used in operating activities	(6,257,833)	(3,842,663)
Cash flows from investing activities:
Purchase of marketable debt securities	(8,844,379)	-
Net cash used in investing activities	(8,844,379)	-
Cash flows from financing activities:
Proceeds from issuance of convertible note	242,552	-
Payout of fractional shares on reverse split	(44)	-
Proceeds from Initial Public Offering	19,500,000	-
Proceeds from overallotment shares	2,925,000	-
Issuance costs related to initial public offering and overallotment	(2,233,348)	-
Proceeds from exercise of options and warrants	50,000	-
Net cash provided by financing activities	20,484,160	-
Net increase (decrease) in cash and cash equivalents	5,381,948	(3,842,663)
Cash and cash equivalents at beginning of period	1,311,877	4,539,229
Cash and cash equivalents at end of period	$6,693,825	$696,566

Supplemental disclosure of non-cash financing activities:
Right-of-use lease asset and operating lease liability	$154,624	-
Conversion of convertible notes and accrued interest into common stock	$4,736,999	-
Warrants issued in relation to issuance of convertible notes	$159,262	-
Warrants issued to underwriter in connection with stock issuance	$1,169,719	-
Preferred stock deemed dividend	$1,323,535	-

The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed
Financial Statements

September 30, 2023

Note A — Nature of Business

Intensity Therapeutics, Inc. (“the Company”) is Connecticut-based and incorporated in Delaware in December 2012. The Company is a biotechnology company whose treatment approach addresses both the regional and systemic nature of a patient’s cancer. The Company’s DfuseRxSM technology platform has identified a lead drug, INT230-6.

As a result of its initial public offering (“IPO”) that priced on June 29, 2023, the Company began trading on the Nasdaq Capital Market under the symbol “INTS” on June 30, 2023. The IPO closed on July 5, 2023, at which time the Company issued 3,900,000 shares of our common stock and received gross proceeds of $19,500,000 less some of the issuance costs for a cash transfer of $17,765,000. There were additional issuance costs on the IPO of approximately $264,000. The IPO shares were issued on July 5, 2023, the closing date, at the time that the net proceeds were transferred to the Company. On July 7, 2023, the Company sold the full overallotment shares of the IPO. The overallotment resulted in the issuance of 585,000 shares of our common stock, and the Company received $2,691,000 in net cash proceeds. The Company has begun to use and will continue to use the net proceeds from the IPO and overallotment to complete pre-clinical and clinical studies, conduct manufacturing suitable for phase 3 studies, submit regulatory filings to the United States Food & Drug Administration (“FDA”) and for general and corporate purposes.

On April 27, 2023, the Company effected a two-for-one reverse stock split (the “Reverse Stock Split”). All owners of record as of April 27, 2023 received one issued and outstanding share of the Company’s common stock in exchange for two outstanding shares of the Company’s common stock. All fractional shares created by the two-for-one exchange were paid in cash. The conversion price of Series A redeemable convertible preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock were adjusted to reflect the Reverse Stock Split by doubling the original conversion price. The Reverse Stock Split has no impact on the par value per share of the Company’s common stock, Series A redeemable convertible preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock, all of which remain at $.0001. All holders of options and warrants had the exercise price doubled and the number of shares issuable upon exercise reduced by half. All current and prior period amounts related to shares, share prices and loss per share, presented in the Company’s financial statements and the accompanying notes have been restated for the Reverse Stock Split. All preferred stock and convertible notes that were issued during the pre-IPO period were converted into common stock.

Note B — Liquidity and Plan of Operation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.

The Company is a research and development company and has not generated any revenue from its product candidates. The Company, therefore, has experienced net losses and negative cash flows from operations each year since its inception. Through September 30, 2023, the Company has an accumulated deficit of approximately $47.3 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the nine months ended September 30, 2023 was approximately $7.4 million.

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

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed
Financial Statements

September 30, 2023

Note B — Liquidity and Plan of Operation (continued)

Cash and cash equivalents at September 30, 2023 totaled approximately $6.7 million. The Company’s investment in marketable debt securities totaled approximately $9.0 million at September 30, 2023. These two accounts total approximately $15.7 million. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its operational needs through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.

Based on the cash, cash equivalents, and investment in marketable debt securities as of September 30, 2023, the Company expects its cash and cash equivalents to be sufficient to fund operations for a period of at least 12 months from the date that these financial statements are issued.

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

[2] Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed
Financial Statements

September 30, 2023

Note C — Summary of Significant Accounting Policies and Accounts (continued)

[3] Concentration of credit risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist entirely of cash and investments in U.S. Treasury bills. These financial instruments are held at two U.S. financial institutions. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. During the nine months ended September 30, 2023 and 2022, the Company’s cash balances exceeded the FDIC insurance limit. The investments in U.S. Treasury bills are not FDIC insured but are backed by the U.S. government. U.S. Treasury bills are subject to market risk if they are sold prior to maturity. The Company has not experienced any losses in such accounts. Although the Company believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so beyond amounts guaranteed by the FDIC.

[4] Cash and cash equivalents:

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

[5] Marketable debt securities:

Investments in U.S. Treasury bills purchased with an original maturity over three months are classified separately from cash and cash equivalents in current assets. Investments in U.S. Treasury bills are classified as available for sale. Under the classification of available for sale, securities are reported at fair value. Unrealized gains or losses would be included in accumulated other comprehensive income within the equity section of the Balance Sheet. At September 30, 2023, there were no unrealized gains or losses and all accrued interest was recognized as Interest income in the Statement of Operations.

[6] Fair value measurement:

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

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note C — Summary of Significant Accounting Policies and Accounts (continued)

[6] Fair value measurement: (continued)

At September 30, 2023, the Company has a total of approximately $9.0 million invested in U.S. Treasury Bills: none is included in cash and cash equivalents and $9.0 million is included in marketable debt securities. U.S. Treasury bills are valued at market price. U.S. Treasury Bills are categorized in Level 1 of their fair value hierarchy. At December 31, 2022, there were no investments in U.S. Treasury Bills.

The Company’s financial instruments, including cash equivalents and current liabilities are carried at cost, which approximates fair value due to the short-term nature of these instruments.

[7] Stock-based compensation:

The Company accounts for stock-based compensation to employees and non-employees, which consists of stock option grants, through the Statements of Operations based on their fair values at the date of grant.

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur.

[8] Research and development and patent costs:

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents and are included as part of general and administrative expenses in the Company’s Statements of Operations.

[9] Income taxes:

The Company accounts for income taxes through the use of the asset-and-liability method whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company utilizes a valuation allowance to reduce deferred tax assets to their estimated realizable value.

The Company accounts for uncertain tax positions. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized.

The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At September 30, 2023, the Company does not have any significant uncertain tax positions.

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note C — Summary of Significant Accounting Policies and Accounts (continued)

[9] Income taxes: (continued)

There are no estimated interest costs and penalties provided for in the Company’s financial statements for the nine months ended September 30, 2023. If at any time the Company should record interest and penalties in connection with income taxes, the interest and penalties will be expensed within the income tax line.

The Company’s income tax returns are subject to Federal, state and local income tax examination by the authorities for the last three tax years.

[10] Leases:

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

[11] Basic and dilutive loss per share:

Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that are excluded from the computation of diluted weighted average shares outstanding listed in the table below because they are anti-dilutive. The basic and diluted computation of net loss per share for the Company are the same because the effects of the Company’s convertible securities would be anti-dilutive. All common and preferred stock participate equally in dividends and the distribution of earnings if and when declared by the Board of Directors, on the Company’s common stock for the three and nine months ended September 30, 2022. For purposes of computing earnings per share, all series of preferred stock are considered participating securities. Therefore, the Company must calculate basic and diluted earnings per share using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. As the preferred stockholders have no obligation to fund losses no portion of net loss was allocated to the participating securities for the three months or nine months ended September 30, 2022. There were no preferred shares outstanding at September 30, 2023.

At September 30, 2023 and 2022, the following shares of common stock underlying preferred stock, options, and warrants were excluded from the computation of diluted weighted average shares outstanding. In accordance with the Reverse Stock Split on April 27, 2023 (see Note A), the number of shares of common stock underlying the preferred stock, options and warrants are now half, and the below information gives effect to this Reverse Stock Split:

	September 30,	September 30,
	2023	2022
Preferred stock Series A outstanding	-	2,499,999
Preferred stock Series B outstanding	-	724,552
Preferred stock Series C outstanding	-	900,300
Options outstanding	1,081,750	851,250
Warrants outstanding	689,200	323,250
	1,770,950	5,299,351

As of September 30, 2022 the shares that would be issued from the convertible notes outstanding are also excluded from diluted weighted average shares outstanding, since the conversion rate is dependent upon qualified liquidity events. All convertible notes were converted into shares of common stock on June 29, 2023.

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note C — Summary of Significant Accounting Policies and Accounts (continued)

[12] Stock issuance costs:

The Company incurred costs related to the sale of its common stock in its IPO and the subsequent sale of common stock in the overallotment. These costs included underwriter commissions and fees, legal fees, accounting fees, and printing costs. These costs were recorded as a deduction to Additional Paid in Capital.

[13] Recently issued pronouncements:

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on its financial statements.

[14] Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation.

Note D — Marketable Debt Securities

Marketable debt securities consist of U.S. Treasury bills purchased with original maturities of at least three months, but less than twelve months. Securities with a maturity value of $9,030,000 were purchased for $8,844,400. At September 30, 2023, these securities were recorded at a market value of $8,955,300.

Note E — Prepaid Expenses

Prepaid expenses at September 30, 2023 and December 31, 2022 include:

	September 30, 2023	December 31, 2022
Prepaid insurance	$917,807	$29,359
Prepaid rent	-	16,200
Prepaid other	53,432	17,365
	$971,239	$62,924

Note F — Other Current Assets

Other current assets at September 30, 2023 and December 31, 2022 include:

	September 30, 2023	December 31, 2022
Tax credit receivable	$8,785	$15,903
Receivable with related party	-	46,401
State income tax receivable	5,581	13,231
	$14,366	$75,535

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note G — Other Assets

Other assets at September 30, 2023 and December 31, 2022 include:

	September 30, 2023	December 31, 2022
Deposit with vendor	$-	$150,000
Deposits with landlords	28,438	17,738
	$28,438	$167,738

Note H — Accrued Expenses

Accrued expenses at September 30, 2023 and December 31, 2022 include:

	September 30, 2023	December 31, 2022
Accrued vacation, wages, and related payroll taxes	$-	$328,527
Patient costs incurred but not yet invoiced	340,639	1,392,604
Accrued other	14,367	2,269
	$355,006	$1,723,400

Note I — Convertible Notes

Prior to the June 29, 2023 IPO, the Company entered into a series of interest bearing convertible notes described below. On June 29, 2023, all notes converted to shares following the pricing of the IPO.

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

September 30, 2023

Note I — Convertible Notes (continued)

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

September 30, 2023

Note I — Convertible Notes (continued)

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

A loss was recorded to account for the discount given to convertible noteholders as provided by their convertible note agreements. Upon the settlement of the notes, a loss of $2,261,581 was recorded on the Statement of Operations for the nine months ended September 30, 2023 for the discount given to the convertible debt holders.

The balance at December 31, 2022 consists of:

	Principal	Accrued Interest	Total
Convertible note dated September 20, 2021	$2,000,000	$76,767	$2,076,767
Convertible notes dated November 21, 2022	750,000	8,219	758,219
Convertible note dated November 29, 2022	1,500,000	13,562	1,513,562
	$4,250,000	$98,548	$4,348,548

There was no balance in Convertible notes as of September 30, 2023 since all principal and accrued interest of $4,492,552 and $244,447, respectively was converted into 1,399,716 shares of common stock on June 29, 2023.

At December 31, 2022, the Company classified the convertible notes as a current liability since the Company anticipated that these notes will automatically convert into shares of common stock within one year of the balance sheet date. The unamortized discount was amortized over the life of the convertible notes. The unamortized balance at the time of the conversion into shares of common stock of approximately $117,700 is included in interest expense in the Statement of Operations.

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note J — Stockholders’ Equity

On June 29, 2023, as described in Note A, the Company priced its IPO, issuing 3,900,000 shares of common stock. Pursuant to the IPO, all of the Company’s preferred stock was converted into common stock at conversion prices that reflected the Reverse Stock Split effective June 29, 2023. All convertible notes and related accrued interest were converted into 1,399,716 shares of common stock, as described in Note I and the Company recorded a non-operating loss on debt extinguishment on the Statement of Operations for $2,261,581 which is equal to the discount on the IPO price that was specified in the convertible note agreements. As the IPO price was less than the original issue price per share of the Series B and Series C preferred stock, each of these series received a conversion price adjustment pursuant to their original terms. Upon conversion of the preferred stock, the Company issued an additional 100,189 shares of common stock pursuant to Series B conversion price adjustment and an additional 164,518 shares of common stock pursuant to the Series C conversion price adjustment. The additional shares have been recorded as a deemed dividend on the Statement of Operations and Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency).

On July 7, 2023, the Company sold the full overallotment of the IPO shares and issued 585,000 shares of common stock at the IPO price of $5.00 per share.

The sixth amended and restated Certificate of Incorporation, which was approved by the Company’s stockholders on November 23, 2021, increased the number of authorized shares from 50,000,000 to 135,000,000 upon the completion of the IPO.

Note K — Common Stock Warrants

The following table summarizes information about common stock warrants at September 30, 2023 and 2022:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding January 1, 2022	323,250	$6.01
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding March 31, 2022	323,250	6.01
Issued	-
Exercised	-
Forfeited	-
Outstanding June 30, 2022	323,250	6.01
Issued	-
Exercised	-
Forfeited	-
Outstanding September 30, 2022	323,250	$6.01

Outstanding January 1, 2023	357,750	$6.00
Issued	30,000	12.50
Exercised	-
Forfeited	-
Outstanding March 31, 2023	387,750	6.51
Issued	273,000	6.00
Exercised	-
Forfeited	-
Outstanding June 30, 2023	660,750	6.30
Issued	40,950	6.00
Exercised	(12,500)	2.00
Forfeited	-
Outstanding September 30, 2023	689,200	$6.36

Exercisable September 30, 2023	659,450	$6.21

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note K — Common Stock Warrants (continued)

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

The following table summarizes the assumptions used to estimate the fair value of stock warrants committed by the Company on June 29 and July 7, 2023 as part of the IPO and sale of the IPO overallotment:

Stock price	$5.00
Exercise price	$6.00
Expected volatility	101.46%
Risk free interest rates	3.97%
Term	5 years

273,000 warrants were granted to the underwriters of the IPO for the sale of the IPO base shares. The value of these warrants is approximately $1,017,000. 40,950 warrants were granted to the underwriters for the sale of the overallotment shares. The value of these warrants is approximately $153,000. All of these warrants are recorded as both an increase and decrease to Additional Paid in Capital on the Balance Sheet since they are costs related to the issuance of the shares of common stock. These warrants are exercisable beginning on January 5, 2024 and expire January 5, 2029. There was no stock compensation expense recorded on these warrants.

The Company recognized stock-based compensation expense related to warrants in its condensed Statements of Operations as follows (approximately):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and Development	$67,000	$4,000	$203,000	$11,000
General and Administrative	4,000	-	11,000	100,000
Total	$71,000	$4,000	$214,000	$111,000

At September 30, 2023, total unrecognized compensation cost related to warrants was approximately $164,000 and is expected to be recognized over the remaining weighted average service period of 1.9 years.

The aggregate intrinsic value of outstanding warrants is calculated as the difference between the exercise price of the stock warrants and the fair value of the Company’s common stock for those stock warrants that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of outstanding warrants was approximately $67,000 at September 30, 2023.

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note L — Stock Based Compensation

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

The following table summarizes information about common stock options at September 30, 2023 and 2022:

	Number of Shares Underlying Options	Weighted Average Exercise Price

Outstanding at January 1, 2022	911,250	$8.57
Issued	-
Exercised	-
Forfeited	-
Outstanding March 31, 2022	911,250	8.57
Issued	-
Exercised	-
Forfeited	-
Outstanding June 30, 2022	911,250	8.57
Issued	-
Exercised	-
Forfeited	(60,000)	11.50
Outstanding September 30, 2022	851,250	$8.36

Outstanding January 1, 2023	1,044,250	$8.48
Issued	-
Exercised	-
Forfeited	-
Outstanding March 31, 2023	1,044,250	8.48
Issued	-
Exercised	-
Forfeited	-
Outstanding June 30, 2023	1,044,250	8.48
Issued	50,000	6.43
Exercised	(12,500)	2.00
Forfeited	-
Outstanding September 30, 2023	1,081,750	$8.46

Exercisable September 30, 2023	801,750	$8.10

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note L — Stock Based Compensation (continued)

The aggregate intrinsic value of outstanding options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options outstanding was approximately $85,000 at September 30, 2023.

Employee option vesting is based on the employee’s continued service with the Company.

The 2013 Plan and the 2021 Plan provide an immediate vesting of outstanding options in the event of a change of control, such as an acquisition, notwithstanding any other provision of the 2013 Plan or 2021 Plan.

The following table summarizes the assumptions used to estimate the fair value of stock options issued on July 19, 2023:

Stock price	$6.43
Exercise price	$6.43
Expected volatility	99.74%
Risk free interest rates	3.87%
Expected term	3 years

At September 30, 2023, total unrecognized compensation cost related to options was approximately $1,466,000 and is expected to be recognized over the remaining weighted average service period of 1.6 years.

The Company recorded stock-based compensation related to stock options in its condensed Statements of Operations as follows (approximately):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and Development	$119,000	$(21,000)	$448,000	$286,000
General and Administrative	161,000	58,000	313,000	144,000
Total	$280,000	$37,000	$761,000	$430,000

All options expire ten years from date of grant. Options outstanding begin to expire in August 2024. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note M — Leases

In January 2017, the Company entered into a lease for 2,534 square feet of office space in Westport, Connecticut, the “Westport Lease”). The lease commenced in May 2017. The initial lease term was two years. In November 2018, the Company exercised the option to extend the lease for an additional three years.

In July 2020, the Company amended the Westport Lease to increase office space by an additional 1,653 square feet in the same building. The amended lease that includes the space included in the original lease had monthly rent as follows:

Year 1 (October 2020 through September 2021)	$15,502 per month	($44.43 per square foot)
Year 2 (October 2021 through September 2022)	$15,851 per month	($45.43 per square foot)
Year 3 (October 2022 through September 2023)	$16,200 per month	($46.43 per square foot)

The Company had an option to extend this amended lease for an additional 3 years at the following amounts:

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

The Company also paid a pro-rata share of operating expenses and real estate taxes. For the Westport Lease, the following variables were used to determine the right-of-use asset and the operating lease liabilities as of commencement date: Weighted average remaining lease term 1.00 years and Weighted average operating lease discount rate 3.92%.

On July 7, 2023 the Company signed a 5.5 year lease for 2,686 square feet of office space in Shelton, Connecticut, (the “Shelton Lease”.) The initial monthly base rent payments are zero for the first six months, $2,910 for each of the next six months, and gradually increase to $3,275 per month for the last twelve months. The lease commencement date was September 1, 2023. The Company also pays a pro-rata share of common area maintenance, real estate taxes, and insurances which are treated as non-lease components and recorded as variable facilities costs on a monthly basis. The Company has a one-time option to cancel the Shelton Lease after 36 months if it provides written notice before the end of month 30. An additional $46,679 would be due at the end of month 36 if the Company exercises this option. This option is not reasonably certain to occur.

The Shelton Lease uses a discount rate of 6.39% and a weighted average remaining term of 5 years 5 months as of September 30, 2023. Rent expense for the nine months ended September 30, 2023 was $54,547 of which $2,842 pertains to the Shelton Lease for the month of September 2023.

The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities at September 30, 2023 for the Shelton Lease and at December 31, 2022 for the Westport Lease:

	September 30, 2023	December 31, 2022

Operating lease right-of-use assets	$152,605	$139,089

Current portion of operating lease liabilities	$10,556	$143,221
Long-term operating lease liabilities	144,891	-
	$155,447	$143,221

INTENSITY THERAPEUTICS, INC.

Notes to Unaudited Condensed

Financial Statements

September 30, 2023

Note N — Other Uncertainties

The Company holds one of its patents in Russia. The payment for this patent is paid until September 15, 2024. If subsequent payments to Russia are restricted, the Company may lose this patent in Russia. The Company has no other significant business activities in Belarus, Russia or the Ukraine. The Company also holds a patent in Israel which is currently involved in military action.

Note O — Related Parties

The liabilities section of the September 30, 2023 and December 31, 2022 balance sheet shows a $36,000 deposit related to a Provider Service Agreement (“PSA”) with a minority stockholder. This account is entitled “Related party deposit” on the balance sheet. This deposit will be returned to the minority stockholder at the end of the PSA once all charges have been settled. At September 30, 2023 and December 31, 2022, the Company had a receivable of approximately none and $46,400, respectively, related to this agreement. This receivable is included in “Other current assets” on the balance sheet.

In February 2022, a minority stockholder became a consultant to the Company. Services provided include acting as the Company’s Chief Medical Officer. The Company has accrued approximately none and $95,900 at September 30, 2023 and December 31, 2022, respectively. This liability is included in accounts payable. Expenses related to this consulting agreement were approximately $6,200 and $80,900 for the nine months ended September 30, 2023 and 2022, respectively and approximately $2,200 and $15,000 for the three months ended September 30, 2023 and 2022, respectively.

Sublease income from the related party was approximately $23,000 and $50,600 for the nine months ended September 30, 2023 and 2022 and none and approximately $16,900 for the three months ended September 30, 2023 and 2022. April 2023 was the last month for the sublease income. Sublease income is recorded as a reduction of general and administrative expenses in the Statement of Operations.

Note P — Income Taxes

The Company recorded Federal research and development credits, of approximately $18,300 and $47,700 for the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in Other Income in the Statements of Operations. Other current assets include a tax credit that is the Federal refundable research and development tax credit.

At September 30, 2023, the Company generated Connecticut and Federal net operating loss carryforwards of approximately $30.3 million. For the Federal net operating loss carryforwards, approximately $7.0 million expire at various dates beginning in 2033. Under the Tax Cuts and Job Act passed on December 22, 2017, corporate net operating losses generated beginning in 2018 cannot be carried back but are carried forward indefinitely. The Internal Revenue Code (the “IRC”) contains limitations on the use of net operating loss carryforwards after the occurrence of substantial ownership changes as defined by IRC Section 382. Utilization of such operating loss carryforwards may be limited if such capital raises are determined to be a change in ownership under IRC Section 382.

At September 30, 2023, aside from the Federal research and development tax credits used to offset Social Security taxes, the Company had Federal General Business Credit carryforwards of approximately $439,400 which are available to offset future taxable income expiring at various times beginning in 2033.

At September 30, 2023, the Company has Connecticut research and development tax credit carryforwards of approximately $196,600 which are available to offset future Connecticut taxable income.

Note Q — Retirement Plan – Defined Contribution

The Company maintains a defined contribution plan for all employees age 21 and older who have completed one month of service. This 401K plan began for payrolls after July 1, 2017. The Company makes a matching contribution equal to 100% of an employee’s contribution, up to 3% of an employee’s eligible earnings. The Company match is vested after one year of service. Retirement expense for this plan was approximately $14,700 and $29,300 for the nine months ended September 30, 2023 and 2022, respectively and approximately $4,800 and $6,000 for the three months ended September 30, 2023 and 2022, respectively.

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

The concept of intratumoral treatment (IT) has been an objective of clinicians since the first discovery of chemotherapeutic agents. Keeping the drug in the tumor and sparing the body of toxicity. The challenge with IT treatment approaches is that a tumor’s lipophilic, high fat and pressurized microenvironment is incompatible with and does not absorb water-based products. We believe that intratumoral drug delivery is a chemistry challenge and that prior or current IT treatments have formulated their product without consideration of the incompatibility of water and tumors. Another issue with IT or local delivery has been that metastatic cancer is a whole body disease. Local treatments need a systemic component to be effective for a survival benefit. Accordingly, there remains a continued unmet need for the development of direct IT therapies for solid tumors that provide high local killing efficacy coupled with nontoxic systemic anti-cancer effects. We believe we have created such a product candidate with the necessary chemistry to overcome this local delivery challenge and a mechanism of action that induces a systemic effect. Clinical and nonclinical evidence shows that our drug candidate’s mechanism of tumor killing also leads to immune activation in certain cancers.

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

Our lead product candidate, INT230-6, consists of two proven anti-cancer cytotoxic agents, cisplatin and vinblastine sulfate, mixed with the amphiphilic molecule (SHAO) — all in one vial. The anti-cancer agents, cisplatin and vinblastine sulfate, used in our product candidate are both generic and are available to purchase in bulk supply commercially. In 2017, we initiated a Phase 1/2 dose escalation study using INT230-6 in the United States under an investigational new drug application (“IND”) authorized by the FDA and in Canada following receipt of a no objection letter from Health Canada. The study, IT-01, explored the safety and efficacy of INT230-6 in patients with refractory or metastatic cancers. We completed enrollment of study IT-01 in June 2022 and locked the IT-01 database in February 2023 and finalized the clinical study report in September 2023.

The IT-01 trial dosed 110 patients. This clinical trial used our lead product candidate INT230-6 alone; in combination with Merck’s Keytruda® (pembrolizumab) for patients with advanced solid malignancies including pancreatic, bile duct, squamous cell, and non-MSI high colon cancers; and in combination with Bristol Myers Squibb’s Yervoy® (ipilimumab) for patients with breast cancer, liver cancer, and advanced sarcoma. In the third quarter of 2023 we completed the clinical study reports (CSR) for the IT-01 trial. We expect to deliver the reports and other information to our partners in the fourth quarter of 2023.

Our second clinical trial (the INVINCIBLE Study or IT-02) tested INT230-6 in early stage breast cancer for patients not suitable for presurgical chemotherapy. The study enrolled 91 subjects; enrollment is now complete. This clinical trial was a Phase 2 randomized, window of opportunity for patients who were ineligible or chose not to have presurgical chemotherapy. The key endpoint was whether INT230-6 could reduce patient’s cancer by 50% to 100% defined as a major pathological response compared to no treatment (the current standard of care) or a saline injection and stimulate a systemic anti-cancer immune response prior to surgery. Substantial reduction of cancer presurgically in aggressive forms of cancer has been shown to correlate with delaying disease recurrence. Other endpoints of the INVINCIBLE study were to understand the percentage of necrosis that can be achieved in tumors especially tumors larger than 2 cm in longest diameter and whether either a local or whole body anti-cancer immune response could be induced. In the third quarter of 2023 we finalized the statistical analysis plan and the design of the tables listings and figures.

On September 7, 2023, the Company announced that the FDA’s Office of Orphan Products Development has granted orphan-drug designation for the treatment of soft tissue sarcoma to the three active moieties comprising INT230-6, cisplatin, vinblastine sulfate, and the diffusion enhancer SHAO-FA (((2-hydroxybenzoyl) amino) octanoate). The Orphan Drug Designation qualifies the Company for incentives including tax credits for qualified clinical trials, exemption from user fees and potentially seven years of marketing exclusivity for products containing these three key components should the Company gain approval of INT230-6 for treatment of soft tissue sarcoma.

Phase 3 Sarcoma Study

The Company intends to test INT230-6 as a treatment in advance soft tissue sarcoma with an endpoint of overall survival. In the third quarter of 2023, the Company continued to work on the protocol for Study IT-03 which treats soft tissue sarcoma. To achieve this objective immediately following the close of the IPO we reserved a slot with our drug product manufacturing vendor to produce a new batch of INT230-6 in the fourth quarter of 2023 that would be suitable for phase 3 clinical use. For phase 3 development and validation of new assays for determining vinblastine and SHAO concentrations in our drug product was required. The assay for cisplatin was already phase 3 ready. The new assays have been developed. we anticipate validation of the methods to begin and complete in the fourth quarter. In our meeting with FDA held in October of 2021, the Agency requested we schedule a Chemical Manufacturing and Controls (CMC) meeting to discuss the issues needed for phase 3 and product registration. We submitted our CMC questions in Q3 to the Agency. The FDA granted us a meeting that is scheduled to occur in the fourth quarter of 2023. In the third quarter of 2023 we drafted several of the required documents necessary for commencing the soft tissue sarcoma phase 3 study. Our intent is to submit an IND to FDA with the phase 3 protocol in the fourth quarter of 2023.

Phase 2/3 Program in Presurgical Breast Cancer

Based on the data generated and presented to date, we are working to develop a phase 2/3 study protocol in presurgical (neoadjuvant) breast cancer. The study will test INT230-6 in combination with the standard of care (SOC) treatment (chemotherapy/immunotherapy) compared to SOC alone in women with triple negative breast cancer. The clinical materials being manufactured in the fourth quarter of 2023 for the sarcoma study will also be used in the breast cancer study. The endpoint for the phase 2 portion of the trial will a change in pathological complete response rate for the combination compared to the SOC alone. That data will allow for sizing of the phase 3 program.

Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through approximately $54.5 million in cash received from the net proceeds of sales of our common stock, preferred stock and convertible notes. As of September 30, 2023, we had approximately $6.7 million of cash and cash equivalents plus approximately $9.0 million in investments in U.S. Treasury bills. Since our inception, we have incurred significant operating losses. We incurred net losses of $2.3 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and losses of $7.4 million and $6.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $47.3 million. We expect to incur significant expenses and operating losses for the next several years. See “Funding Requirements” below.

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

Clinical Trial and Other Costs

Research costs include:

●	Pre-clinical research

●	Manufacture of new enhancer compounds,

●	Manufacture and labelling of GMP product candidate

●	Product candidate stability testing of GMP batches

●	Costs due to clinical trials for patient care

●	Other clinical trial costs such as shipping, storage, and analytical testing

●	Scientific consulting costs related to non-employees involved in research. This category includes: statistical analysis, clinical trial operations, development of product manufacturing techniques, and internet research related to oncology and chemistry issues that may impact our preclinical or clinical research.

Stock-Based Compensation

Stock-based compensation is the expense related to stock options granted to our employees and board members and warrants granted to our independent consultants who work in the research aspects.

General and Administrative Costs

Salaries and Payroll Taxes

Salaries and payroll taxes include Company employees who are involved in fund raising, management, and our financial administration. The payroll taxes include all government required payments such as social security and unemployment taxes.

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

Facilities and Rent

Facilities and rent through June 30, 2023 is the cost of maintaining our office facility in Westport, Connecticut. The three months ended September 30, 2023 includes some minor costs related to temporary storage of furniture and equipment as we transitioned into our new office space.

In July 2023, we signed a lease to move into 2,686 square feet of office space at 1 Enterprise Drive, Suite 430, Shelton, Connecticut to improve recruiting of staff and to reduce costs. The three months ended September 30, 2023 includes the cost of renting and maintaining this office space.

The commencement date of the Shelton Lease is September 1, 2023 and rent for September 2023 was $2,842. The initial payments for base rent is zero for the first six months, $2,910 for each of the next six months, and gradually increase to $3,275 per month for the final months of the lease. The Company has an option to cancel this lease after 36 months.

Investor Relations

Investor relations are costs paid to outside consultants to develop the materials to present to current and prospective investors, and to arrange meetings with potential investors.

Accounting Services

Accounting services include the cost of our independent auditors for our annual audit, quarterly reviews, and services related to the filing forms with the Securities and Exchange Commission. Accounting services also includes costs related to the preparation of income tax returns, and the cost of maintaining our accounting system. Accounting services on our IPO were not included in this category. The costs related to the IPO were recorded as a reduction of proceeds of the offering and are part of additional paid-in capital on the September 30, 2023 balance sheet.

Consulting Services

Consulting Services are services provided by non-employees for general and administrative tasks. This includes human resources, finance, board compensation, and internet support.

Other

Other general and administrative costs include such items as office supplies, computer related costs, public relations costs, recruiting costs and conferences.

Stock-Based Compensation

Stock-based compensation is the expense related to stock options granted to our employees and board members and warrants granted to our independent consultants who work in the general and administrative aspects.

Other income and expenses

We earned interest income on our cash balances and investments in U.S. Treasury bills.

We incurred interest expense on our convertible notes through June 29, 2023. Accrued interest was converted into common stock upon commencement of our IPO.

We accumulated federal research and development tax credits in prior tax years that are recoverable through a refund of Social Security taxes paid in current fiscal periods.

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
Operating expenses:
Research and development costs	$1,351,766	$1,160,737	$191,029
General and administrative costs	1,138,748	607,113	531,635
Total operating costs	2,490,514	1,767,850	722,664
Loss from operations	(2,490,514)	(1,767,850)	(722,664)
Other income (expense)	160,769	(7,017)	167,786
Net loss	$(2,329,745)	$(1,774,867)	$(554,878)

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
Research and development costs by expense type:
Salaries and payroll taxes	$88,203	$192,312	$(104,109)
Benefits	15,059	38,956	(23,897)
Stock based compensation	185,785	(16,896)	202,681
Clinical trial and other costs	1,062,719	946,365	116,354
	$1,351,766	$1,160,737	$191,029

	Three Months Ended September 30,		Increase/
	2023	2022	(Decrease)
General and administrative costs:
Salaries and payroll taxes	$103,936	$74,662	$29,274
Benefits	7,190	6,216	974
Legal	102,790	211,758	(108,968)
Patent and trademark	26,314	8,998	17,316
Insurance	288,066	17,765	270,301
Facilities and rent	4,763	36,104	(31,341)
Investor relations	48,671	32,498	16,173
Accounting services	192,133	56,416	135,717
Consulting services	103,424	18,411	85,013
Other	96,077	86,678	9,399
Stock-based compensation	165,384	57,607	107,777
	$1,138,748	$607,113	$531,635

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Research and Development expenses increased by 16.5%. Salaries and payroll taxes decreased by 54.1% from the third quarter of 2022 to the third quarter of 2023, primarily due to the decrease in two headcount. Additionally, the CEO devoted more time towards general and administrative in 2023 due to his work related to the IPO. Benefits decreased by 61.3% for these same reasons that salaries and payroll taxes decreased. Clinical trial and other research costs increased by $116,354 primarily due to approximately $307,300 of costs in 2023 related to the manufacture of our next batch of drug which is scheduled to occur in the fourth quarter of 2023. The Company also incurred approximately $164,100 of preliminary costs related to the Phase 3 study on Sarcoma in 2023. Costs related to Studies IT-01 and IT-02 decreased since their enrollments were completed in June 2022 and August 2022, respectively. The increase in stock based compensation is predominantly due to the third quarter of 2022 having a reduction of approximately $132,000 due to forfeited stock options.

General and Administrative expenses increased by 87.6%. Salaries and payroll taxes increased by $29,274 due to a larger percentage of the CEO’s time being spent on general and administrative activities and a salary increase to the Principal Accounting Officer. Legal expenses in 2022 include costs related to an unsuccessful attempt at an IPO. Insurance increased due to the additional directors and officers’ insurance as a publicly held company. Accounting services increased due to quarterly reviews and accounting services related to activities as a publicly held company. Consulting service is predominantly the cost of our vice president of corporate finance.

Other income (expense) in the third quarter of 2022 was predominantly interest expense on the convertible notes which were converted to common stock on June 29, 2023. Other income (expense) in the third quarter of 2023 was predominantly interest income earned on marketable debt securities and cash and cash equivalents which increased in the third quarter of 2023 due to the proceeds from both the IPO and the sale of the overallotment shares.

The deemed dividend represents the value that was transferred to the Series B and C preferred stockholders upon triggering of anti-dilution provisions.

The following tables summarize our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
Operating expenses:
Research and development costs	$2,984,752	$4,241,203	$(1,256,451)
General and administrative costs	1,981,594	1,834,966	146,628
Total operating costs	4,966,346	6,076,169	(1,109,823)
Loss from operations	(4,966,346)	(6,076,169)	1,109,823
Other income (expense)	(2,400,412)	4,613	(2,405,025)
Net loss	$(7,366,758)	$(6,071,556)	$(1,295,202)
Preferred stock deemed dividend	(1,323,535)	-	(1,323,535)
Net loss attributable to common shareholders	$(8,690,293)	$(6,071,556)	$(2,618,737)

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
Research and development costs by expense type:
Salaries and payroll taxes	$368,050	$860,975	$(492,925)
Benefits	64,448	144,007	(79,559)
Stock based compensation	650,778	297,115	353,663
Clinical trial and other costs	1,901,476	2,939,106	(1,037,630)
	$2,984,752	$4,241,203	$(1,256,451)

	Nine Months Ended September 30,		Increase/
	2023	2022	(Decrease)
General and administrative costs:
Salaries and payroll taxes	$274,283	$231,469	$42,814
Benefits	15,659	17,172	(1,513)
Legal	243,859	468,045	(224,186)
Patent and trademark	59,798	34,266	25,532
Insurance	321,766	58,717	263,049
Facilities and rent	71,320	107,598	(36,278)
Investor relations	115,227	132,740	(17,513)
Accounting services	280,187	232,774	47,413
Consulting services	137,907	139,814	(1,907)
Other	136,944	168,153	(31,209)
Stock-based compensation	324,644	244,218	80,426
	$1,981,594	$1,834,966	$146,628

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Research and Development expenses decreased by 29.6%. Salaries and payroll taxes decreased by 57.3% since 2022, predominantly due to four research employees leaving the Company from February 2022 through June 2023. Benefits decreased by 55.2% for the same reason. Clinical trial and other research costs decreased by approximately $1.0 million predominantly due to studies IT-01 and IT-02 that completed their enrollments in June 2022 and August 2022 respectively. The end of enrollments resulted in a significant decrease in patient care costs. These decreases were slightly offset by the third quarter of 2023 costs related to the new manufacturing batch as preliminary work on the Phase 3 Sarcoma study noted earlier. Stock based compensation increased by approximately $353,700 because the nine months ended September 30, 2022 include a reduction of approximately $132,000 due to forfeited options from a former employee and the options and warrants issued in December 2022.

General and Administrative expenses increased by 8.0%. Salaries and payroll taxes increased by 18.5% due to a larger percentage of the CEO’s time being spent on general and administrative activities and a salary increase to the Principal Accounting Officer. Legal expenses decreased by $224,186; 2022 had legal costs related to unsuccessful attempts at an IPO. Insurance increased due to the additional directors and officers’ insurance as a publicly held company. Facilities and rent decreased since we relocated our offices to a less expensive space that also locates us closer to an area where we believe will have better employee recruitment.

Other income (expense) in the first nine months of 2022 included interest expense on the convertible notes which were converted to common stock on June 29, 2023. Other income (expense) in the first nine months of 2023 includes approximately $2.3 million loss on debt conversion at the time of the IPO, plus $148,026 of interest income earned on marketable debt securities and cash and cash equivalents which increased in the third quarter of 2023 due to the proceeds of both our IPO and the sale of overallotment shares.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible debt notes, the issuance and sale of private equity financings, and an IPO, after which shares of our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “INTS” on June 30, 2023. As of September 30, 2023, our cash and cash equivalents and investments in U.S. treasury bills were approximately $15.6 million. Based on our balances in cash, cash equivalents, and investments in U.S. treasury bills, we project to have sufficient cash to fund our current operating plan until July 2025. This operating plan includes the increase in staffing such as the Vice President of Clinical Operations and a manufacturing focused chemical engineer who began in September 2023.

The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) operating activities	$(6,257,833)	$(3,842,663)
Net cash (used in) investing activities	(8,844,379)	-
Net cash provided by financing activities	20,484,160	-
Net increase (decrease) in cash and cash equivalents	$5,381,948	$(3,842,663)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $6.3 million. This is primarily attributable to the loss of approximately $7.4 million offset by: approximately $2.3 million for the non-cash loss on the conversion of convertible notes into shares of common stock; approximately $1.0 million for the non-cash stock based compensation; an increase of approximately $0.9 million to prepaid insurance expense, and a decrease in accounts payable and accrued expenses of approximately $1.6 million.

Net cash used in operating activities for the nine months ended September 30, 2022 was predominantly the net loss of approximately $6.1 million. The predominant differences between the approximately $6.1 million in operating loss and the approximately $3.8 million in net cash flows from operating activities are approximately $0.5 million in non-cash stock compensation and approximately $1.6 million increase in accounts payable and accrued expenses.

Investing Activities

The Company invested approximately $8.8 million of the proceeds of both the IPO and sale of the overallotment shares in U.S. treasury bills with original maturities between approximately 3 and 6 months.

There was no cash provided by or used in investing activities for the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted predominantly of approximately $22.4 million in gross proceeds from both the IPO and sale of the overallotment shares, less underwriter fees and issuance costs of approximately $2.2 million. The Company received approximately $243,000 from the sale of convertible notes prior to the IPO and $50,000 in proceeds from the exercise of warrants and option.

There was no net cash provided by financing activities for the nine months ended September 30, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Seasonality

Our business experiences limited seasonality.

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

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer, Executive Vice President of Corporate Finance, the Interim Chief Financial Officer (who is also the Controller and Principal Accounting Officer) and two other independent financial consultants, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, Executive Vice President of Corporate Finance and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer, Executive Vice President of Corporate Finance and Interim Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. In June 2023, the Company appointed an Interim Chief Financial Officer and Executive Vice President of Corporate Finance, but there continues to be a lack of segregation of duties due to a limited number of administrative employees and consultants resulting in a material weakness in internal controls.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, other than the below, there have not been any material changes to the information related to the “Risk Factors” disclosure in the Company’s Final Prospectus on Form 424(b)(4) dated June 29, 2023. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Final Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Final Prospectus. The risks and uncertainties described in our prospectus are not the only ones we face.

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

The recent attack by Hamas on Israel from the Gaza Strip could have an unpredictable effect on the global economy and on international and local securities markets, and adversely affect our business and results of operations.

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. The intensity and duration of Israel’s current war against Hamas is difficult to predict.

A downturn in the worldwide economy resulting the recent attack by Hamas on Israel from the Gaza Strip and other conflicts with a global impact that may arise from time to time could have a material adverse effect on our business, results of operations, and/or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: November 13, 2023

	By:	/s/ John Wesolowski
John Wesolowski
Interim Chief Financial Officer, Principal Accounting Officer and Controller
(principal financial and accounting officer)

Date: November 13, 2023

