Form 10-Q
period 2024-03-31
INTENSITY THERAPEUTICS, INC.
filed 2024-05-09
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-41109
_________________________
INTENSITY THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	46-1488089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Enterprise Drive, Suite 430, Shelton, CT	06484-4779
(Address of Principal Executive Offices)	(Zip Code)
(203) 221-7381
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	INTS	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

As of May 8, 2024, the registrant had 13,711,877 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•other factors discussed herein and under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “2023 Annual Report”), and this Quarterly Report on Form 10-Q.
In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q, or in any document incorporated by reference, might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law. All forward-looking statements in this Quarterly Report on Form 10-Q attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
Unless otherwise indicated, the terms “Intensity,” “Company,” “we,” “us,” or “our” refer to Intensity Therapeutics, Inc.

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2024 and 2023 (Unaudited)	2
	Condensed Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency) for the Three Months Ended March 31, 2024 and 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 (Unaudited)	4
	Notes to the Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

Part I - Financial Information
Item 1. Condensed Financial Statements

INTENSITY THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$7,458	$8,556
Marketable debt securities	3,039	6,220
Prepaid expenses and other current assets	672	688
Total current assets	11,169	15,464
Right-of-use asset, net	141	147
Other assets	1,098	1,684
Total assets	$12,408	$17,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,219	$3,048
Accrued expenses	1,274	891
Lease liability, current portion	26	20
Total current liabilities	2,519	3,959
Other long-term liabilities	36	36
Lease liability, long-term portion	131	138
Total liabilities	$2,686	$4,133
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.0001. Authorized shares of 15,000,000 as of March 31, 2024 and December 31, 2023, respectively. None issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	-	-
Common stock, par value $.0001. Authorized shares of 135,000,000 as of March 31, 2024 and December 31, 2023, respectively. Issued and outstanding shares of 13,711,877 and 13,709,377 as of March 31, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	64,839	63,676
Accumulated deficit	(55,118)	(50,515)
Total stockholders’ equity	$9,722	$13,162
Total liabilities and stockholders’ equity	$12,408	$17,295
*Derived from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$2,815	$774
General and administrative	1,928	480
Total operating expenses	4,743	1,254
Loss from operations	(4,743)	(1,254)

Other income (expense):
Interest income	140	-
Interest expense	-	(83)
Other income	-	1
Net loss	$(4,603)	$(1,336)

Loss per share, basic and diluted	$(0.34)	$(0.39)
Weighted average number of shares of common stock, basic and diluted.	13,709,487	3,410,103
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except share amounts)
(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred		Series C Convertible Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	5,000,000	$10,000	1,449,113	$-	1,800,606	$-	3,410,103	$-	$23,555	$(38,653)	$(15,098)
Warrants issued to convertible note holders	-	-	-	-	-	-	-	-	159	-	159
Stock-based compensation expense	-	-	-	-	-	-	-	-	312	-	312
Net loss	-	-	-	-	-	-	-	-	-	(1,336)	(1,336)
Balances at March 31, 2023	5,000,000	$10,000	1,449,113	$-	1,800,606	$-	3,410,103	$-	$24,026	$(39,989)	$(15,963)

Balances at December 31, 2023	-	$-	-	$-	-	$-	13,709,377	$1	$63,676	$(50,515)	$13,162
Exercise of warrants	-	-	-	-	-	-	2,500	-	8	-	8
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,155	-	1,155
Net loss	-	-	-	-	-	-	-	-		(4,603)	(4,603)
Balances at March 31, 2024	-	$-	-	$-	-	$-	13,711,877	$1	$64,839	$(55,118)	$9,722

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,603)	$(1,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes	-	13
Change in carrying value of right-of-use asset	6	100
Stock-based compensation expense	1,155	312
Changes in operating assets and liabilities, net:
Accrued interest on marketable debt securities	(79)	-
Prepaid expenses, other current assets, and other assets	602	10
Accounts payable, accrued expenses and other liabilities	(1,447)	-
Net cash used in operating activities	(4,366)	(901)
Cash flows from investing activities:
Redemption of marketable debt securities	3,260	-
Net cash provided by investing activities	3,260	-
Cash flows from financing activities:
Proceeds from issuance of convertible note	-	205
Proceeds from exercise of warrants	8	-
Net cash provided by financing activities	8	205
Net decrease in cash and cash equivalents	(1,098)	(696)
Cash and cash equivalents at beginning of period	8,556	1,312
Cash and cash equivalents at end of period	$7,458	$616
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1.    Description of Business
Intensity Therapeutics, Inc. (“the Company”) is a biotechnology company whose treatment approach addresses both the regional and systemic nature of a patient’s cancer. The Company’s DfuseRxSM technology platform has identified a lead drug, INT230-6. The Company is based in Connecticut and was incorporated in Delaware in December 2012.
As a result of its initial public offering (the “IPO”) that priced on June 29, 2023, the Company began trading on The Nasdaq Capital Market under the symbol “INTS” on June 30, 2023. The IPO closed on July 5, 2023 at the IPO price of $5.00 per share, at which time the Company issued 3,900,000 shares of its common stock for gross proceeds of $19.5 million. After deducting offering expenses of $2.0 million, the Company received net proceeds of $17.5 million. On July 7, 2023, the Company sold the full over-allotment shares at the IPO price of $5.00 per share, resulting in the issuance of 585,000 shares of its common stock for gross proceeds of $2.9 million. After deducting offering expenses of $0.2 million, the Company received an additional $2.7 million in net cash proceeds. The Company has begun to use and will continue to use the net proceeds from the IPO to initiate clinical studies, conduct manufacturing suitable for phase 3 studies, submit regulatory filings to the United States Food & Drug Administration (“FDA”) and for general and corporate purposes.
Note 2.    Liquidity and Plan of Operation
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through March 31, 2024, the Company has an accumulated deficit of $55.1 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the three months ended March 31, 2024 was $4.6 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash, cash equivalents and marketable debt securities totaled $10.5 million as of March 31, 2024. Until such time the Company can generate substantial product revenue, the Company expects to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash, cash equivalents, and marketable debt securities as of March 31, 2024, the Company believes that it has cash through the end of the first quarter of 2025 for its projected current operations. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
Note 3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2024, and its results of operations and its cash flows for the three months ended March 31, 2024 and 2023. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2023 and 2022 and notes thereto. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and reflect the operations of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date. The Company neither owns nor controls any subsidiary companies.
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
As of March 31, 2024 and December 31, 2023, the Company invested $3.0 million and $6.2 million, respectively in U.S. Treasury Bills, included in marketable debt securities. U.S. Treasury Bills are valued at market prices obtained from independent vendor services, which the Company believes to be reliable. In some cases, the pricing vendor may provide prices quoted by a single broker or market maker. U.S. Treasury Bills are categorized in Level 2 of the fair value hierarchy.
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
In mid-2024, the Company intends on initiating a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023, which will be applied to future invoices during and at the end of the study. As of March 31, 2024 and December 31, 2023, the advance payment balances were $1.0 million and $1.7 million, respectively, and were recorded in Other Assets in the Balance Sheet.
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, convertible notes, stock options, and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that are excluded from the computation of diluted weighted average shares outstanding listed in the table below because they are anti-dilutive. The basic and diluted computation of net loss per share for the Company are the same because the net loss would cause the effects of the Company’s convertible securities to be anti-dilutive. All common and preferred stock participate equally in dividends and the distribution of earnings if and when declared by the Board of Directors, on the Company’s common stock for the three months ended March 31, 2024. For purposes of computing earnings per share, all series of preferred stock are considered participating securities. Therefore, the Company must calculate basic and diluted earnings per share using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. As the preferred stockholders have no obligation to fund losses, no portion of net loss was allocated to the participating securities for the three months ended March 31, 2023. There were no preferred shares outstanding at March 31, 2024.
As of March 31, 2024 and 2023, the following shares of common stock underlying preferred stock, options, and warrants were excluded from the computation of diluted weighted average shares outstanding:

	March 31,
	2024	2023
Preferred stock Series A outstanding	-	2,499,999
Preferred stock Series B outstanding	-	724,552
Preferred stock Series C outstanding	-	900,300
Options outstanding	1,939,129	1,044,250
Warrants outstanding	804,450	387,750
	2,743,579	5,556,851
As of March 31, 2023, the shares that would be issued from the convertible notes outstanding are also excluded from diluted weighted average shares outstanding, since the conversion rate is dependent upon qualified liquidity events. All convertible notes were converted into shares of common stock on June 29, 2023.
Recently issued pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on its financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Savings and checking accounts at major U.S. financial institutions	$3,408	$367
U.S. Treasury securities money market fund	4,050	8,189
Total	$7,458	$8,556
Note 5.    Marketable Debt Securities
Marketable debt securities as of March 31, 2024 and December 31, 2023 consisted entirely of U.S. Treasury Bills purchased with maturities over three months but less than twelve months.
Note 6.    Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$401	$647
Prepaid research and development costs	106	—
Prepaid other	165	41
Total	$672	$688
Note 7.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development costs	$649	$439
Accrued employee compensation-related expenses	407	392
Accrued other	218	60
Total	$1,274	$891
Note 8.    Stock Based Compensation
The Company has a 2013 Stock Option Plan (the “2013 Plan”), which is administered by the Compensation Committee of the Company’s board of directors. Under the 2013 Plan, stock options to purchase shares of common stock could be granted to eligible employees, officers, directors and consultants of the Company.
In 2021, the Company replaced the 2013 Plan with the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 3,000,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lessor of (a) 3.5% of the aggregate number of shares of common stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1, 2024, an additional 479,828 shares were authorized under the 2021 Plan. As of March 31, 2024, 2,618,149 shares were available for issuance under the 2021 Plan.

The Company recorded total stock-based compensation for its outstanding stock options and warrants in its Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$566	$235
General and administrative	589	77
Total stock-based compensation expense	$1,155	$312

Stock options
The following table summarizes the range of assumptions used to estimate the fair value of stock options issued using the Black-Scholes-Merton option pricing model:

	Three Months Ended March 31,
	2024	2023
Stock price	$5.19	n/a
Exercise price	$5.19	n/a
Expected volatility	97.06%	n/a
Risk free interest rates	4.12%	n/a
Expected term (years)	5 to 6.25	n/a
There were no options issued for the three months ended March 31, 2023. For the three months ended March 31, 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for stock options for the year ended March 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,239,750	$8.00	6.4	$1,865
Issued	699,379	$5.19
Exercised	-	$—
Forfeited and cancelled	-	$—
Outstanding at March 31, 2024	1,939,129	$6.99	7.5	$559
Exercisable at March 31, 2024	1,037,525	$7.62	5.9	$368

All options expire 10 years from date of grant. Options outstanding begin to expire in August 2024. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
The weighted average grant date fair value of stock options issued was $4.06 for the three months ended March 31, 2024.

As of March 31, 2024, total unrecognized compensation cost related to options was approximately $3.6 million and is expected to be recognized over the remaining weighted average service period of 2.3 years.
Warrants
The following table summarizes the range of assumptions used to estimate the fair value of warrants issued using the Black-Scholes-Merton option pricing model:

	Three Months Ended March 31,
	2024	2023
Stock price	$5.19	$4.50
Exercise price	$5.19	$6.25
Expected volatility	97.06%	103.85%
Risk free interest rates	4.12%	3.59%
Expected term (years)	6.25	3
For the three months ended March 31, 2024 and 2023, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the warrant represents the period the warrants are expected to be outstanding.
The following table summarizes the activity for warrants for the year ended March 31, 2024:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	801,950	$6.30	3.9	$2,096
Issued	25,000	$5.19
Exercised	(2,500)	$3.00
Forfeited and cancelled	(20,000)	$3.00
Outstanding at March 31, 2024	804,450	$6.36	3.9	$229
Exercisable at March 31, 2024	703,700	$6.36	3.7	$229
All warrants outstanding are exercisable for purchase of common stock.
At March 31, 2024, total unrecognized compensation cost related to warrants was approximately $317,000 and is expected to be recognized over the remaining weighted average service period of 2.1 years.

Note 9.    Leases
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

Rent expense for the three months ended March 31, 2024 and 2023 was approximately $9,000 and $46,000, respectively. Cash paid for operating leases for the three months ended March 31, 2024 and 2023 was approximately $3,000 and $49,000, respectively.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023

Right-of-use asset, net	$141	$147

Lease liability, current portion	26	20
Lease liability, net of current portion	131	138
	$157	$158
The following variables were used to determine the right-of-use asset and the operating lease liabilities at March 31, 2023 and 2022:

	March 31, 2024	March 31, 2023
Weighted average remaining lease term	4.9 years	5.2 years
Weighted average operating lease discount rate	6.4%	6.4%
Future minimum lease payments under the lease agreement as of March 31, 2024 were as follows (in thousands):

Year ended
2024 (remainder of year)	$27
2025	36
2026	37
2027	39
2028 and thereafter	46
Total lease payments	$185
Less: Amounts representing interest	(28)
Present value of lease liabilities	$157
Note 10.    Other Uncertainties
The Company holds one of its patents in Russia. The payment for this patent is paid until September 15, 2024. If subsequent payments to Russia are restricted, the Company may lose this patent in Russia. The Company has no other significant business activities in Belarus, Russia or the Ukraine. The Company also holds a patent in Israel which is currently involved in military action.

Note 11.    Related Parties
In October 2023, the Company issued 80,000 warrants for consulting services to be rendered by two shareholders, which will vest over the subsequent twelve months. These warrants are valued at $198,000 and will be expensed to general and administrative expense over the subsequent twelve month period, of which $45,000 was expensed during the three months ended March 31, 2024.

Note 12.    Subsequent Events

In May 2024, the Company entered into a collaboration agreement with a non-profit organization active in clinical cancer research to conduct a Phase 2 randomized, clinical trial in early-stage breast cancer in Europe. The Company will fund the study and is expected to make aggregate payments of up to $3.0 million over the next several years based on the achievement of certain milestones.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties. Such statements should be read together with the “Risk Factors” sections of this Quarterly Report on Form 10-Q and the 2023 Annual Report, which discuss important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Statement Regarding Forward-Looking Statements”.
Overview
Intensity Therapeutics, Inc. is a late-stage clinical biotechnology company passionately committed to applying scientific leadership in the field of localized cancer reduction leading to anti-cancer immune activation. Our new approach involves the direct injection into tumors of a unique product created from our DfuseRxSM discovery platform.
IT treatment, or treatment designed to contain a drug inside a tumor without spreading to the rest of the body, has been an objective of clinicians since discovery of chemotherapeutic agents. The challenge with IT treatment approaches is that a tumor’s lipophilic, high fat, dense and pressurized microenvironment is incompatible with and does not absorb water-based products. We believe that this drug delivery challenge limits the effectiveness of prior and current IT treatments, which involve injecting aqueous drugs into a tumor without sufficient consideration of the tumor environment (regardless of the drug’s mechanism or approach, i.e. the stimulation of an inflammatory response or efforts to attract immune cells into a hostile live tumor). Accordingly, there remains a continued unmet need for the development of direct IT therapies for solid tumors that provide high local killing efficacy coupled with nontoxic systemic anti-cancer effects. We believe we have created a product candidate with the necessary chemistry to overcome this local delivery challenge and achieve tumor killing with systemic immune activation and T-cell repertoire expansion in certain cancers.
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
Our lead product candidate, INT230-6, is primarily comprised of three components: (i) cisplatin, a proven anti-cancer cytotoxic agent, (ii) vinblastine sulfate, also a proven anti-cancer cytotoxic agent, and (iii) an amphiphilic molecule (“SHAO”), which enables the two cytotoxic agents to disperse through a tumor and diffuse into cancer cells following a direct intratumoral injection. These three components are mixed and combined into one vial at a fixed ratio. Cisplatin and vinblastine sulfate are both generic and available to purchase in bulk supply commercially. The FDA has approved both drugs as intravenous agents for several types of cancers. Cisplatin was first approved in 1978 for testicular cancer, and is also approved in ovarian and bladder cancer. The drug is also used widely in several other cancers including pancreatic and bile duct cancer. Vinblastine sulfate was first approved in 1965 and is also approved in generalized Hodgkin’s disease, lymphocytic lymphoma, advanced carcinoma of the testis, and certain types of sarcoma. The drug is also used in breast and lung cancer.
In 2017, we initiated a Phase 1/2 dose escalation study, IT-01, using INT230-6 in the United States under an investigational new drug application authorized by the FDA and in Canada under a preclinical trial application approved by Health Canada. Study IT-01 tested the safety and efficacy of INT230-6 in patients with refractory or metastatic cancers, and enrolled 110 patients in three arms: (i) INT230-6 used as a monotherapy, (ii) INT230-6 in combination with Merck’s Keytruda® (pembrolizumab), and (iii) INT230-6 in combination with BMS Yervoy® (ipilimumab). We completed enrollment of IT-01 in June 2022, locked the IT-01 database in February 2023 and finalized the clinical study report in September 2023. We delivered the combination-specific reports and other information to our partners in the fourth quarter of 2023.
In 2021, we initiated a Phase 2 randomized study that tested INT230-6 as a monotherapy treatment in early-stage breast cancer for patients not suitable for presurgical chemotherapy, or the INVINCIBLE-2 Study. The study enrolled 91 subjects and the database was locked in November 2023. The key endpoint was whether INT230-6 could reduce a patient’s cancer compared to no treatment (the current standard of care (“SOC”)) or a saline injection. Substantial reduction of cancer presurgically in aggressive forms of cancer has been shown to correlate with delaying disease recurrence. Other endpoints of the INVINCIBLE-2 Study were to understand the percentage of necrosis that can be achieved in tumors for a given dose, especially tumors larger than two centimeters in longest diameter, and whether either a local or whole body anti-cancer immune response could be induced. The INVINCIBLE-2 Study demonstrated a high order of necrosis in presurgical breast cancer tumors in the period from diagnosis to surgery, with some patients experiencing greater than 95% necrosis of the tumor. Data from the INVINCIBLE-2 Study demonstrated that INT230-6 had a favorable safety profile. An increase of certain types of immune cells (CD4+ and NK T-cells) in the tumor and blood was also shown. There was also an increase in the T-cells repertoire relative to control.
In mid-2024, we intend on initiating a Phase 3 open-label, randomized study, or the INVINCIBLE-3 Study, testing INT230-6 as monotherapy compared to the SOC drugs in second and third line treatment for certain soft tissue sarcoma subtypes. We plan to enroll 333 patients with an endpoint of overall survival. We have screened and qualified over 30 sites for the INVINCIBLE-3 Study, and are in contract negotiations to approve and activate these sites, which we estimate could take between two to six months per site.
Also in mid-2024, we intend on initiating a Phase 2/3 program testing INT230-6 in combination with the SOC treatment (chemotherapy/immunotherapy) compared to SOC alone in women with triple negative breast cancer in presurgical (neoadjuvant) breast cancer. The endpoint for the Phase 2 portion of the study, or the INVINCIBLE-4 Study, is the change in the pathological complete response rate for the combination compared to the SOC alone. We expect to initiate the INVINCIBLE-4 Study in mid-2024, which will provide data to size a Phase 3 study. We are in the process of screening and qualifying sites for the INVINCIBLE-4 Study.
We have also successfully developed Phase 3 quality analytical methods for the three INT230-6 components and successfully manufactured a large-scale batch of INT230-6. In a meeting with the FDA in the fourth quarter of 2023, we agreed on a chemical manufacture and control (“CMC”) plan for Phase 3 and product registration for our three key ingredients and INT230-6. If we successfully execute the agreed upon plan, the CMC portion of a New Drug Application (“NDA”) should be acceptable to the FDA for product approval and registration (subject to final NDA review). In the first quarter of 2024, a portion of the batch was successfully delivered to our depot vendor, who will supply INT230-6 for the INVINCIBLE-3 and INVINCIBLE-4 studies.
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through approximately $54.5 million in cash received from the net proceeds of sales of our common stock, preferred stock and convertible notes. As of March 31, 2024, we had approximately $7.5 million of cash and cash equivalents plus approximately $3.0 million in investments in U.S. Treasury bills. Since our inception, we have incurred significant operating losses. We incurred net losses of $4.6 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $55.1 million. We expect to incur significant expenses and operating losses for the next several years.
We expect our expenses to increase as we continue to:
•Initiate Phase 3 programs in sarcoma and breast cancer;
•Incur manufacturing costs for additional Good Manufacturing Practice (“GMP”) batches of our product candidates and enhancer molecules;
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
Research and Development Expenses
•Salaries and Benefits Related Costs include employee-related expenses such as salaries and related benefits for employees engaged in research and development functions.
•Clinical Trial Expenses includes payments to third parties in connection with the clinical development of our product candidates, including CROs, and costs due to clinical trials for patient care.
•Contract Manufacturing includes:
◦Manufacturing of products for use in our preclinical studies and clinical trials, including payments to CMOs;
◦Manufacture of new enhancer compounds;
◦Manufacture and labelling of GMP product candidate;
◦Product candidate stability testing of GMP batches; and
◦Other costs such as shipping, storage, and analytical testing.
•Consulting costs related to non-employees involved in research, including statistical analysis, clinical trial operations, development of product manufacturing techniques, and internet research related to oncology and chemistry issues that may impact our preclinical or clinical research.
•Stock-based Compensation relates to stock options granted to employees and warrants granted to independent consultants engaged in research and development functions.
General and Administrative Expenses
•Salaries and Benefits Related Costs include employee-related expenses such as salaries and related benefits for employees engaged in fund raising, management, and corporate administration functions.
•Legal Fees include expenses for corporate, patent and trademark fees with outside law firms.
•Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements, review of our interim financial statements, comfort and consent letters.
•Consulting services provided by non-employees for general and administrative tasks, includes accounting, tax, human resources, finance, investor relations, board compensation, and internet support.
•Insurance includes directors and officers insurance, workers compensation insurance, product liability insurance, business insurance, employee and cyber liability insurance.
•Other includes facility expenses, office supplies, computer related costs, public relations costs, recruiting costs and conferences.

•Stock-based Compensation relates to stock options granted to our employees and board members and warrants granted to our independent consultants who work in the general and administrative aspects.
Other income and expenses
We earned interest income on our cash balances and investments in U.S. treasury bills.
We incurred interest expense on our convertible notes through June 29, 2023. Accrued interest was converted into common stock upon commencement of our IPO.
Results of Operations
The following tables summarize our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
	2024	2023
Operating expenses:
Research and development	$2,815	$774	$2,041
General and administrative	1,928	480	1,448
Total operating expenses	4,743	1,254	3,489
Loss from operations	(4,743)	(1,254)	(3,489)
Interest income	140	-	140
Interest expense	-	(83)	83
Other income	-	1	(1)
Net loss	$(4,603)	$(1,336)	$(3,267)

	Three Months Ended March 31,		Change
	2024	2023
Research and development expenses:
Salaries and benefits related costs	$394	$180	$214
Clinical trial expenses	1,575	272	1,303
Contract manufacturing	214	17	197
Consulting	66	70	(4)
Stock-based compensation	566	235	331
Total research and development expenses	$2,815	$774	$2,041

	Three Months Ended March 31,		Change
	2024	2023
General and administrative expenses:
Salaries and benefits related costs	$324	$93	$231
Legal fees	257	116	141
Audit fees	115	72	43
Consulting	173	46	127
Insurance	286	15	271
Other	184	61	123
Stock-based compensation	589	77	512
Total general and administrative expenses	$1,928	$480	$1,448

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Research and development expenses during the three months ended March 31, 2024 increased $2.0 million or 264%, compared to the three months ended March 31, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased $0.2 million due to the hiring of research employees in the fourth quarter of 2023 and first quarter of 2024, along with $0.3 million in higher stock-based compensation expense.
•Clinical trial expenses increased $1.4 million due to preliminary work related to the INVINCIBLE-03 Study, which was partially offset by a decrease in our IT-01 study due to the completion of enrollment in this study in mid-2022.
•Contract manufacturing expenses increased entirely due to costs for a new manufacturing batch of INT230-6.

General and administrative expenses during the three months ended March 31, 2024 increased $1.4 million or 302%, compared to the three months ended March 31, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased by $0.2 million due to salary and bonus increases and the hiring of a new chief financial officer in the fourth quarter of 2023, along with $0.5 million in higher stock-based compensation expense due to option grants in the first quarter of 2024.
•Insurance expense increased by $0.3 million due to the additional directors and officers insurance obtained in connection with our IPO.
•Legal, audit and consulting fees, and other expenses increased as we completed our IPO in mid-2023 and transitioned operations as a publicly traded company.
Interest income in 2024 related to interest earned on higher cash and investment balances from our IPO in June 2023. In 2023, interest expense was related to interest expense on convertible notes outstanding, which converted to common stock at the time of our IPO.
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
We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible debt notes, private equity financings, and the IPO, after which shares of our common stock began trading on The Nasdaq Capital Market under the symbol “INTS” on June 30, 2023. As of March 31, 2024, our cash, cash equivalents and investments were approximately $10.5 million. Based on our balances in cash, cash equivalents, and investments, we project to have sufficient cash to fund our current operating plan through the end of the first quarter of 2025.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(4,366)	$(901)
Net cash provided by investing activities	3,260	—
Net cash provided by financing activities	8	205
Net decrease in cash and cash equivalents	$(1,098)	$(696)

Operating Activities
Our cash used in operating activities for the three months ended March 31, 2024 was $4.4 million, comprising of (i) our net loss of $4.6 million, as adjusted for $1.2 million in non-cash expenses (primarily for non-cash stock based compensation), and (ii) net changes in operating assets and liabilities of $0.9 million.

Our cash used in operating activities for the three months ended March 31, 2023 was $0.9 million, comprising of (i) our net loss of $1.3 million, as adjusted for $0.4 million in non-cash expenses (primarily for non-cash stock based compensation of $0.3 million), and (ii) minimal net changes in operating assets and liabilities.
Investing Activities
Our cash provided by investing activities during the three months ended March 31, 2024 was $3.3 million and was due to the redemption of marketable debt securities.
There was no cash provided by or used in investing activities for the three months ended March 31, 2023.
Financing Activities
Our cash provided by financing activities during the three months ended March 31, 2024 related to proceeds received from the exercise of warrants.
Our cash provided by financing activities during the three months ended March 31, 2023 related to proceeds from the issuance of convertible notes.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2024.
Seasonality
Our business experiences limited seasonality.
Critical Accounting Policies and Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our 2023 Annual Report. No significant changes to our accounting policies took place during the three months ended March 31, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
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
As of March 31, 2024, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective as a result of the material weaknesses identified in internal controls due to (i) a lack of segregation of duties due to limited administrative staff, (ii) limited reconciliation and review procedures over clinical contract accruals as we have rapidly expanded into new, late-stage clinical studies, and (iii) information technology matters regarding user access that aggregate to a material weakness.
Remediation Activities
In response to the above identified weakness, we have taken or continue to take the following remediation measures:
•We are reassessing our accounting procedures and, as part of the financial reporting process, plan to implement the use of supplementary checks and additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information.
•We are adding appropriate resources to ensure that such procedures are implemented and adequate reviews are performed.
•In December 2023, we hired a new Chief Financial Officer with extensive public-company reporting and technical accounting experience to provide additional financial reporting oversight and review.
•We have engaged additional technical accounting consultants to provide additional resources for the preparation and review of our quarterly close procedures.
•We will evaluate new accounting software systems to improve system controls, and have already implemented a new financial reporting and filing software platform to leverage system-controls and streamline quarterly SEC filings controls.
Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer are active participants in these ongoing remediation processes and such processes are subject to audit committee oversight. We believe these steps will improve the effectiveness of our internal controls. While we are taking the above steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate them, which could impair our ability to accurately and timely meet our public company reporting requirements.
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
Changes in Internal Control over Financial Reporting
There have been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are made aware of legal allegations arising in the ordinary course of our business. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to Intensity, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2024, we granted warrants (the “Consultant Warrants”) to purchase an aggregate of 25,000 shares of our common stock to three consultants in consideration of their services. The Consultant Warrants have an expiration date ten years from the grant date, have an exercise price of $5.19 per share, and will vest in four equal annual installments, beginning one year from the grant date.
In March 2024, we received aggregate proceeds of $7,500 upon the exercise of warrants to purchase 2,500 shares of common stock at an exercise price of $3.00 per share.
The foregoing transactions did not involve any underwriters or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. All recipients received or had, through their relationships with us, adequate access to information about us.
On June 29, 2023, our Registration Statement on Form S-1 (File No. 333-260565) was declared effective in connection with our IPO, pursuant to which we sold an aggregate of 3,900,000 shares of common stock to The Benchmark Company, LLC, as representative of the underwriters (the “Representative”), at a public offering price of $5.00 per share for total gross proceeds of $19,500,000.  On July 10, 2023, we sold an additional 585,000 shares of common stock to the Representative in connection with its exercise in full of its over-allotment option at a public offering price of $5.00 per share for additional gross proceeds of $2,925,000. The net proceeds from our IPO were used primarily to (i) initiate and conduct studies related to its therapeutic treatments, (ii) conduct clinical trials and operations, (iii) develop its product candidates, and (iv) fund its working capital and general corporate activities.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intensity Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	May 9, 2024
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	May 9, 2024
Joseph Talamo	(principal financial officer)