Form 10-Q
period 2024-06-30
INTENSITY THERAPEUTICS, INC.
filed 2024-08-08
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐   No ☒

As of August 7, 2024, the registrant had 13,771,852 shares of common stock outstanding.

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
Unless otherwise indicated, the terms “Intensity,” “Company,” “we,” “us,” or “our” refer to Intensity Therapeutics, Inc.

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	2
	Condensed Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency) for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (Unaudited)	4
	Notes to the Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

Part I - Financial Information
Item 1. Condensed Financial Statements

INTENSITY THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$3,241	$8,556
Marketable debt securities	3,083	6,220
Prepaid expenses and other current assets	1,116	688
Total current assets	7,440	15,464
Right-of-use asset, net	135	147
Other assets	1,098	1,684
Total assets	$8,673	$17,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,919	$3,048
Accrued expenses	1,258	891
Lease liability, current portion	27	20
Total current liabilities	3,204	3,959
Other long-term liabilities	—	36
Lease liability, long-term portion	124	138
Total liabilities	3,328	4,133
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.0001. Authorized shares of 15,000,000 as of both June 30, 2024 and December 31, 2023. None issued and outstanding as of both June 30, 2024 and December 31, 2023.	-	-
Common stock, par value $.0001. Authorized shares of 135,000,000 as of June 30, 2024 and December 31, 2023, respectively. Issued and outstanding shares of 13,712,877 and 13,709,377 as of June 30, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	65,433	63,676
Accumulated deficit	(60,089)	(50,515)
Total stockholders’ equity	5,345	13,162
Total liabilities and stockholders’ equity	$8,673	$17,295
*Derived from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$3,563	$859	$6,378	$1,633
General and administrative	1,506	362	3,434	843
Total operating expenses	5,069	1,221	9,812	2,476
Loss from operations	(5,069)	(1,221)	(9,812)	(2,476)

Other income (expense):
Interest income	98	-	238	-
Interest expense	-	(222)	-	(304)
Loss on debt extinguishment	-	(2,262)	-	(2,262)
Other income	-	4	-	5
Net loss	$(4,971)	$(3,701)	$(9,574)	$(5,037)

Preferred stock deemed dividend	-	(1,324)	-	(1,324)
Net loss attributable to common stockholders	$(4,971)	$(5,025)	$(9,574)	$(6,361)

Loss per share, basic and diluted	$(0.36)	$(1.43)	$(0.70)	$(1.84)
Weighted average number of shares of common stock, basic and diluted	13,712,152	3,516,579	13,710,819	3,463,635
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except share amounts)
(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred		Series C Convertible Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	-	$-	-	$-	-	$-	13,709,377	$1	$63,676	$(50,515)	$13,162
Exercise of warrants	-	-	-	-	-	-	2,500	-	8	-	8
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,155	-	1,155
Net loss	-	-	-	-	-	-	-	-	-	(4,603)	(4,603)
Balances at March 31, 2024	-	-	-	-	-	-	13,711,877	1	64,839	(55,118)	9,722
Exercise of options	-	-	-	-	-	-	1,000	-	3	-	3
Stock-based compensation expense	-	-	-	-	-	-	-	-	591	-	591
Net loss	-	-	-	-	-	-	-	-	-	(4,971)	(4,971)
Balances at June 30, 2024	-	$-	-	$-	-	$-	13,712,877	$1	$65,433	$(60,089)	$5,345

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred		Series C Convertible Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	5,000,000	$10,000	1,449,113	$-	1,800,606	$-	3,410,103	$-	$23,555	$(38,653)	$(15,098)
Warrants issued to convertible note holders	-	-	-	-	-	-	-	-	159	-	159
Stock-based compensation expense	-	-	-	-	-	-	-	-	312	-	312
Net loss	-	-	-	-	-	-	-	-	-	(1,336)	(1,336)
Balances at March 31, 2023	5,000,000	10,000	1,449,113	-	1,800,606	-	3,410,103	-	24,026	(39,989)	(15,963)
Issuance of common stock in public offering for cash, net of $3,031 issuance costs	-	-	-	-	-	-	3,900,000	-	16,468	-	16,468
Warrants issued to underwriters in connection with public offering	-	-	-	-	-	-	-	-	1,017	-	1,017
Issuance of preferred stock for anti-dilution clauses	-	-	100,189	-	164,518	-	-	-	-	-	-
Conversion of preferred stock into common stock	(5,000,000)	(10,000)	(1,549,302)	-	(1,965,124)	-	4,124,851	1	9,999	-	10,000
Conversion of convertible notes into common stock	-	-	-	-	-	-	1,399,716	-	7,000	-	7,000
Deemed dividend	-	-	-	-	-	-	264,707	-	1,324	(1,324)	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	312	-	312
Net loss	-	-	-	-	-	-	-	-	-	(3,701)	(3,701)
Balances at June 30, 2023	-	$-	-	$-	-	$-	13,099,377	$1	$60,146	$(45,014)	$15,133
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,574)	$(5,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes	-	159
Change in carrying value of right-of-use asset	12	139
Stock-based compensation expense	1,746	624
Loss on debt extinguishment	-	2,262
Changes in operating assets and liabilities, net:
Accrued interest on marketable debt securities	(117)	-
Prepaid expenses, other current assets, and other assets	157	(21)
Accounts payable, accrued expenses and other liabilities	(804)	734
Net cash used in operating activities	(8,580)	(1,140)
Cash flows from investing activities:
Purchase of marketable debt securities	(3,056)	-
Redemption of marketable debt securities	6,310	-
Net cash provided by investing activities	3,254	-
Cash flows from financing activities:
Proceeds from issuance of convertible note	-	243
Issuance costs related to Initial Public Offering and overallotment	-	(279)
Proceeds from exercise of warrants and options	11	-
Net cash provided by (used in) financing activities	11	(36)
Net decrease in cash and cash equivalents	(5,315)	(1,176)
Cash and cash equivalents at beginning of period	8,556	1,312
Cash and cash equivalents at end of period	$3,241	$136

Supplemental disclosure of non-cash financing activities:
Subscription receivable from proceeds related to the sale of 3.9 million shares of common stock on June 29, 2023, net of expenses	$-	$17,765
Conversion of convertible notes and accrued interest into common stock	$-	$4,737
Warrants issued in relation to issuance of convertible notes	$-	$159
Warrants issued to underwriter in connection with stock issuance	$-	$1,017
Preferred stock deemed dividend	$-	$1,324
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1.    Description of Business
Intensity Therapeutics, Inc. (the “Company”) is a biotechnology company whose treatment approach addresses both the regional and systemic nature of a patient’s cancer. The Company’s DfuseRxSM technology platform has identified a lead drug, INT230-6. The Company is based in Connecticut and was incorporated in Delaware in December 2012.
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
Note 2.    Liquidity and Plan of Operation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through June 30, 2024, the Company has an accumulated deficit of $60.1 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the six months ended June 30, 2024 was $9.6 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash, cash equivalents and marketable debt securities totaled $6.3 million as of June 30, 2024. Until such time the Company can generate substantial product revenue, the Company expects to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash, cash equivalents, and marketable debt securities as of June 30, 2024, the Company believes that it has sufficient cash into the first quarter of 2025 for its projected current operations. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
Note 3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2024, and its results of operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2023 and 2022 and notes thereto. The accompanying financial statements have been prepared in accordance with GAAP and reflect the operations of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date. The Company neither owns nor controls any subsidiary companies.
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
As of June 30, 2024 and December 31, 2023, the Company invested $3.1 million and $6.2 million, respectively in U.S. Treasury Bills, included in marketable debt securities, which are classified as available-for-sale. U.S. Treasury Bills are valued at market prices obtained from independent vendor services, which the Company believes to be reliable. In some cases, the pricing vendor may provide prices quoted by a single broker or market maker. U.S. Treasury Bills are categorized in Level 2 of the fair value hierarchy.
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023, which will be applied to future invoices during and at the end of the study. As of June 30, 2024 and December 31, 2023, the advance payment balances were $1.0 million and $1.7 million, respectively, and were recorded in Other Assets in the Balance Sheet.
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon the exercise of stock options and warrants are excluded from the computation of diluted weighted average shares outstanding listed in the table below because they are anti-dilutive. There were no preferred shares or convertible notes outstanding at June 30, 2024 and 2023.
As of June 30, 2024 and 2023, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	June 30,
	2024	2023
Options outstanding	2,037,129	1,044,250
Warrants outstanding	829,450	660,750
	2,866,579	1,705,000
Recently issued pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on its financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Savings and checking accounts at major U.S. financial institutions	$434	$367
U.S. Treasury securities money market fund	2,807	8,189
Total	$3,241	$8,556
Note 5.    Marketable Debt Securities
Marketable debt securities as of June 30, 2024 and December 31, 2023 consisted entirely of U.S. Treasury Bills purchased with maturities over three months but less than twelve months.

Note 6.    Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$711	$647
Prepaid research and development costs	290	—
Prepaid other	115	41
Total	$1,116	$688
Note 7.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development costs	$752	$439
Accrued employee compensation-related expenses	419	392
Accrued other	87	60
Total	$1,258	$891
Note 8.    Stock Based Compensation
The Company has a 2013 Stock Option Plan (the “2013 Plan”), which is administered by the Compensation Committee of the Company’s board of directors. Under the 2013 Plan, stock options to purchase shares of common stock could be granted to eligible employees, officers, directors and consultants of the Company.
In 2021, the Company replaced the 2013 Plan with the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 3,000,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lessor of (a) 3.5% of the aggregate number of shares of common stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1, 2024, an additional 479,828 shares were authorized under the 2021 Plan. As of June 30, 2024, 2,519,149 shares were available for issuance under the 2021 Plan.
The Company recorded total stock-based compensation for its outstanding stock options and warrants in its Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$217	$230	$783	$465
General and administrative	374	82	963	159
Total stock-based compensation expense	$591	$312	$1,746	$624

Stock options
The following table summarizes the range of assumptions used to estimate the fair value of stock options issued using the Black-Scholes-Merton option pricing model:

Six Months Ended June 30,
	2024	2023
Stock price	$3.76 to $5.19	n/a
Exercise price	$3.76 to $5.19	n/a
Expected volatility	97.06% to 101.55%	n/a
Risk free interest rates	4.12% to 4.46%	n/a
Expected term (years)	5 to 7	n/a
There were no options issued for the six months ended June 30, 2023. For the six months ended June 30, 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for stock options for the six months ended June 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,239,750	$8.00	6.4	$1,865
Issued	798,379	$5.06
Exercised	(1,000)	$4.00
Forfeited and cancelled	—	$—
Outstanding at June 30, 2024	2,037,129	$6.85	7.4	$538
Exercisable at June 30, 2024	1,049,025	$7.58	5.7	$302

All options expire 10 years from date of grant. Options outstanding begin to expire in August 2024. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
The weighted average grant date fair value of stock options issued was $4.09 for the three months ended June 30, 2024.
As of June 30, 2024, total unrecognized compensation cost related to options was approximately $3.4 million and is expected to be recognized over the remaining weighted average service period of 2.2 years.

Warrants
The following table summarizes the range of assumptions used to estimate the fair value of warrants issued using the Black-Scholes-Merton option pricing model:

Six Months Ended June 30,
	2024	2023
Stock price	$4.50 to $5.19	$4.50 to $5.00
Exercise price	$4.50 to $5.19	$6.00 to $6.25
Expected volatility	97.06% to 100.64%	101.46% to 103.85%
Risk free interest rates	4.12% to 4.39%	3.59% to 3.97%
Expected term (years)	5 to 6.25	3 to 5
For the six months ended June 30, 2024 and 2023, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the warrant represents the period the warrants are expected to be outstanding.
The following table summarizes the activity for warrants for the six months ended June 30, 2024:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	801,950	$6.30	3.9	$2,096
Issued	50,000	$4.85
Exercised	(2,500)	$3.00
Forfeited and cancelled	(20,000)	$3.00
Outstanding at June 30, 2024	829,450	$6.31	4.0	$186
Exercisable at June 30, 2024	730,700	$6.35	3.6	$176
All warrants outstanding are exercisable for purchase of common stock.
At June 30, 2024, total unrecognized compensation cost related to warrants was approximately $0.3 million and is expected to be recognized over the remaining weighted average service period of 2.4 years.

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
Rent expense for the six months ended June 30, 2024 and 2023 was approximately $17,000 and $46,000, respectively. Cash paid for operating leases for the six months ended June 30, 2024 and 2023 was approximately $22,000 and $49,000, respectively.

The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023

Right-of-use asset, net	$135	$147

Lease liability, current portion	27	20
Lease liability, net of current portion	124	138
	$151	$158
The following variables were used to determine the right-of-use asset and the operating lease liabilities at June 30, 2023 and 2022:

	June 30, 2024	June 30, 2023
Weighted average remaining lease term	4.9 years	5.2 years
Weighted average operating lease discount rate	6.4%	6.4%
Future minimum lease payments under the lease agreement as of June 30, 2024 were as follows (in thousands):

Year ended
2024 (remainder of year)	$18
2025	36
2026	37
2027	39
2028 and thereafter	46
Total lease payments	176
Less: Amounts representing interest	(25)
Present value of lease liabilities	$151
Note 10.    Other Uncertainties
The Company holds one of its patents in Russia. The payment for this patent is paid until September 15, 2025. If subsequent payments to Russia are restricted, the Company may lose this patent in Russia. The Company has no other significant business activities in Belarus, Russia or the Ukraine. The Company also holds a patent in Israel which is currently involved in military action.

Note 11.    Related Parties
In October 2023, the Company issued 80,000 warrants for consulting services to be rendered by two shareholders, which will vest over the subsequent twelve months. These warrants are valued at $198,000 and will be expensed to general and administrative expense over the subsequent twelve-month period, of which $44,500 and $89,000 were expensed during the three and six months ended June 30, 2024.

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

Recent Developments
In July 2024, we dosed the first patients in the U.S. in a Phase 3 open-label, randomized study, or the INVINCIBLE-3 Study, testing INT230-6 as monotherapy compared to the SOC drugs in second and third line treatment for certain soft tissue sarcoma subtypes. We plan to enroll 333 patients and initiate sites in eight countries in the INVINCIBLE-3 Study, and are in contract negotiations to approve and activate these sites, which we estimate could take between two to six months per site. The primary endpoint in the INVINCIBLE-3 Study is overall survival.

Our Clinical Programs
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
In 2021, we initiated a Phase 2 randomized study that tested INT230-6 as a monotherapy treatment in early-stage breast cancer for patients not suitable for presurgical chemotherapy, or the INVINCIBLE-2 Study. The study enrolled 91 subjects and the database was locked in November 2023. The key endpoint was whether INT230-6 could reduce a patient’s cancer compared to no treatment (the current standard of care (“SOC”)) or a saline injection. Substantial reduction of cancer presurgically in aggressive forms of cancer has been shown to correlate with delaying disease recurrence. Other endpoints of the INVINCIBLE-2 Study were to understand the percentage of necrosis that can be achieved in tumors for a given dose, especially tumors larger than two centimeters in longest diameter, and whether either a local or whole body anti-cancer immune response could be induced. The INVINCIBLE-2 Study demonstrated a high order of necrosis in presurgical breast cancer tumors in the period from diagnosis to surgery, with some patients experiencing greater than 95% necrosis of the tumor. Data from the INVINCIBLE-2 Study demonstrated that INT230-6 had a favorable safety profile. An increase of certain types of immune cells (CD4+ and NK T-cells) in the tumor and blood was also shown. There was also an increase in the T-cells repertoire relative to control. In July 2024, we finalized the clinical study report for the INVINCIBLE-2 Study.
In the third quarter of 2024, we intend on initiating a Phase 2/3 program testing INT230-6 in combination with the SOC treatment (chemotherapy/immunotherapy) compared to SOC alone in women with triple negative breast cancer in presurgical (neoadjuvant) breast cancer. The endpoint for the Phase 2 portion of the study, or the INVINCIBLE-4 Study, is the change in the pathological complete response rate for the combination compared to the SOC alone. We expect to initiate the INVINCIBLE-4 Study in mid-2024, which will provide data to size a Phase 3 study. We are in the process of screening and qualifying sites for the INVINCIBLE-4 Study.
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
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through approximately $54.5 million in cash received from the net proceeds of sales of our common stock, preferred stock and convertible notes. As of June 30, 2024, we had approximately $3.2 million of cash and cash equivalents plus approximately $3.1 million in investments in U.S. Treasury bills. Since our inception, we have incurred significant operating losses. We incurred net losses of $9.6 million and $5.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $60.1 million. We expect to incur significant expenses and operating losses for the next several years.
We expect our expenses to increase as we continue to:
•Fund our Phase 3 program in sarcoma;
•Initiate our Phase 2/3 program in cancer;
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
Results of Operations
The following tables summarize our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$3,563	$859	$2,704	$6,378	$1,633	$4,745
General and administrative	1,506	362	1,144	3,434	843	2,591
Total operating expenses	5,069	1,221	3,848	9,812	2,476	7,336
Loss from operations	(5,069)	(1,221)	(3,848)	(9,812)	(2,476)	(7,336)
Interest income	98	-	98	238	-	238
Interest expense	-	(222)	222	-	(304)	304
Loss on debt extinguishment	-	(2,262)	2,262	-	(2,262)	2,262
Other income	-	4	(4)	-	5	(5)
Net loss	$(4,971)	$(3,701)	$(1,270)	$(9,574)	$(5,037)	$(4,537)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Research and development expenses:
Salaries and benefits related costs	$448	$149	$299	$842	$329	$513
Clinical trial expenses	2,469	437	2,032	4,044	709	3,335
Contract manufacturing	417	—	417	631	17	614
Consulting	12	43	(31)	78	113	(35)
Stock-based compensation	217	230	(13)	783	465	318
Total research and development expenses	$3,563	$859	$2,704	$6,378	$1,633	$4,745

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
General and administrative expenses:
Salaries and benefits related costs	$300	$85	$215	$624	$179	$445
Legal fees	175	58	117	432	174	258
Audit fees	58	16	42	173	88	85
Consulting	166	54	112	339	101	238
Insurance	275	19	256	561	34	527
Other	158	48	110	342	108	234
Stock-based compensation	374	82	292	963	159	804
Total general and administrative expenses	$1,506	$362	$1,144	$3,434	$843	$2,591

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Research and development expenses during the three months ended June 30, 2024 increased $2.7 million or 315%, compared to the three months ended June 30, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased $0.3 million due to the hiring of research employees in the fourth quarter of 2023 and first quarter of 2024.
•Clinical trial expenses increased $2.0 million due to preliminary work related to the INVINCIBLE-03 Study, which was partially offset by a decrease in our IT-01 study due to the completion of enrollment in this study in mid-2022.
•Contract manufacturing expenses increased entirely due to costs for manufacturing a new batch of INT230-6.

General and administrative expenses during the three months ended June 30, 2024 increased $1.1 million or 316%, compared to the three months ended June 30, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased by $0.2 million due to salary and bonus increases and the hiring of a new chief financial officer in the fourth quarter of 2023, along with $0.3 million in higher stock-based compensation expense due to option grants in the first quarter of 2024.
•Insurance expense increased by $0.3 million due to the additional directors and officers insurance obtained in connection with our IPO.
•Legal, audit and consulting fees, and other expenses increased as we completed our IPO in mid-2023 and transitioned operations as a publicly traded company.
Interest income in 2024 related to interest earned on higher cash and investment balances from our IPO in June 2023. In 2023, interest expense was related to interest expense on convertible notes outstanding, which converted to common stock at the time of our IPO, upon which we recognized a $2.3 million loss on debt conversion. In addition, at the time of our IPO, a preferred stock deemed dividend of $1.3 million was recognized, representing the value that was transferred to the Series B and C preferred stockholders upon triggering of anti-dilution provisions.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Research and development expenses during the six months ended June 30, 2024 increased $4.7 million or 291%, compared to the six months ended June 30, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased $0.5 million due to the hiring of research employees in the fourth quarter of 2023 and first quarter of 2024, along with $0.3 million in higher stock-based compensation expense.
•Clinical trial expenses increased $3.3 million due to preliminary work related to the INVINCIBLE-03 Study, which was partially offset by a decrease in our IT-01 study due to the completion of enrollment in this study in mid-2022.
•Contract manufacturing expenses increased entirely due to costs for manufacturing a new batch of INT230-6.

General and administrative expenses during the six months ended June 30, 2024 increased $2.6 million or 307%, compared to the six months ended June 30, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased by $0.4 million due to salary and bonus increases and the hiring of a new chief financial officer in the fourth quarter of 2023, along with $0.8 million in higher stock-based compensation expense due to option grants in the first quarter of 2024.
•Insurance expense increased by $0.5 million due to the additional directors and officers insurance obtained in connection with our IPO.
•Legal, audit and consulting fees, and other expenses increased as we completed our IPO in mid-2023 and transitioned operations as a publicly traded company.
Interest income in 2024 related to interest earned on higher cash and investment balances from our IPO in June 2023. In 2023, interest expense was related to interest expense on convertible notes outstanding, which converted to common stock at the time of our IPO, upon which we recognized a $2.3 million loss on debt conversion. In addition, at the time of our IPO, a preferred stock deemed dividend of $1.3 million was recognized, representing the value that was transferred to the Series B and C preferred stockholders upon triggering of anti-dilution provisions.
Liquidity and Capital Resources
Our financial statements have been prepared assuming we will continue as a going concern. We have incurred losses from operations and negative cash flows that raise substantial doubt about our ability to continue as a going concern.
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities and building and qualifying our manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. The sale of equity and convertible debt securities may result in dilution to our stockholders. Additional capital may not be available on reasonable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, scale back or discontinue the development of our product candidates.
On July 3, 2024, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on July 11, 2024, on which we registered for sale up to $150 million of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, which includes up to $15 million of common stock that we may issue and sell from time to time, through H.C. Wainwright & Co., LLC (“Wainwright”) acting as our sales agent, pursuant to the sales agreement that we entered into with Wainwright on July 3, 2024 for our “at-the-market” equity program. We have not issued any securities under this shelf registration statement to date.
We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible notes, private equity financings, and the IPO, after which shares of our common stock began trading on The Nasdaq Capital Market under the symbol “INTS” on June 30, 2023. As of June 30, 2024, our cash, cash equivalents and investments were approximately $6.3 million. Based on our balances in cash, cash equivalents, and investments, we project to have sufficient cash to fund our current operating plan into the first quarter of 2025.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(8,580)	$(1,140)
Net cash provided by investing activities	3,254	—
Net cash provided by (used in) financing activities	11	(36)
Net decrease in cash and cash equivalents	$(5,315)	$(1,176)

Operating Activities
Our cash used in operating activities for the six months ended June 30, 2024 was $8.6 million, comprising of (i) our net loss of $9.6 million, as adjusted for $1.8 million in non-cash expenses (primarily for non-cash stock based compensation of $1.7 million), and (ii) net changes in operating assets and liabilities of $0.8 million.

Our cash used in operating activities for the six months ended June 30, 2023 was $1.1 million, comprising of (i) our net loss of $5.0 million, as adjusted for $3.2 million in non-cash expenses (primarily for non-cash stock based compensation of $0.6 million and the loss on debt extinguishment of $2.3 million), and (ii) net changes in operating assets and liabilities of $0.7 million.
Investing Activities
Our cash provided by investing activities during the six months ended June 30, 2024 was $3.3 million and was due to the redemption of marketable debt securities of $6.3 million, partially offset by the purchase of marketable debt securities of $3.1 million.
There was no cash provided by or used in investing activities for the six months ended June 30, 2023.
Financing Activities
Our cash provided by financing activities during the six months ended June 30, 2024 related to proceeds received from the exercise of options and warrants.
Our cash used in financing activities during the six months ended June 30, 2023 related to issuance costs related to the IPO of $0.3 million, partially offset by proceeds from the issuance of convertible notes of $0.2 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2024.
Seasonality
Our business experiences limited seasonality.
Critical Accounting Policies and Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our 2023 Annual Report. No significant changes to our accounting policies took place during the six months ended June 30, 2024.
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
As of June 30, 2024, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective as a result of the material weaknesses identified in internal controls due to (i) a lack of segregation of duties due to limited administrative staff, (ii) limited reconciliation and review procedures over clinical contract accruals as we have rapidly expanded into new, late-stage clinical studies, and (iii) information technology matters regarding user access that aggregate to a material weakness.
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
Changes in Internal Control over Financial Reporting
There have been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 29, 2023, our Registration Statement on Form S-1 (File No. 333-260565) was declared effective in connection with our IPO, pursuant to which we sold an aggregate of 3,900,000 shares of common stock to The Benchmark Company, LLC, as representative of the underwriters (the “Representative”), at a public offering price of $5.00 per share for total gross proceeds of $19,500,000.  On July 10, 2023, we sold an additional 585,000 shares of common stock to the Representative in connection with its exercise in full of its over-allotment option at a public offering price of $5.00 per share for additional gross proceeds of $2,925,000. The net proceeds from our IPO have thus far been used primarily to (i) initiate and conduct studies related to our therapeutic treatments, (ii) conduct clinical trials and operations, (iii) develop our product candidates, and (iv) fund our working capital and general corporate activities.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
1.1
At The Market Offering Agreement, dated July 3, 2024, by and between Intensity Therapeutics, Inc. and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 1.3 of the Company’s Registration Statement on Form S-3 filed on July 3, 2024).

10.1*	Collaboration Agreement, dated May 6, 2024, between the Registrant and The Swiss Group for Cancer Research SAKK.
10.2#
Intensity Therapeutics, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission on June 4, 2024).

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
______________________________________

* Filed herewith.
** Furnished herewith.
# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intensity Therapeutics, Inc.

Date: August 8, 2024	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	August 8, 2024
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	August 8, 2024
Joseph Talamo	(principal financial officer)