Form 10-Q
period 2024-09-30
INTENSITY THERAPEUTICS, INC.
filed 2024-11-13
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐   No ☒

As of November 12, 2024, the registrant had 13,867,697 shares of common stock outstanding.

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
Unless otherwise indicated, the terms “Intensity,” “Company,” “we,” “us,” or “our” refer to Intensity Therapeutics, Inc.

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	2
	Condensed Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	5
	Notes to the Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
SIGNATURES		25

Part I - Financial Information
Item 1. Condensed Financial Statements

INTENSITY THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$2,782	$8,556
Marketable debt securities	—	6,220
Prepaid expenses and other current assets	1,005	688
Total current assets	3,787	15,464
Right-of-use asset, net	128	147
Other assets	1,298	1,684
Total assets	$5,213	$17,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$540	$3,048
Accrued expenses	1,749	891
Lease liability, current portion	28	20
Total current liabilities	2,317	3,959
Other long-term liabilities	—	36
Lease liability, long-term portion	117	138
Total liabilities	2,434	4,133
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.0001. Authorized shares of 15,000,000 as of both September 30, 2024 and December 31, 2023. None issued and outstanding as of both September 30, 2024 and December 31, 2023.	—	—
Common stock, par value $.0001. Authorized shares of 135,000,000 as of September 30, 2024 and December 31, 2023, respectively. Issued and outstanding shares of 13,863,947 and 13,709,377 as of September 30, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	66,380	63,676
Accumulated deficit	(63,602)	(50,515)
Total stockholders’ equity	2,779	13,162
Total liabilities and stockholders’ equity	$5,213	$17,295
*Derived from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$2,151	$1,352	$8,529	$2,985
General and administrative	1,419	1,139	4,853	1,982
Total operating expenses	3,570	2,491	13,382	4,967
Loss from operations	(3,570)	(2,491)	(13,382)	(4,967)

Other income (expense):
Interest income	48	148	286	148
Interest expense	-	-	-	(305)
Loss on debt extinguishment	-	-	-	(2,262)
Other income (expense), net	9	14	9	20
Net loss	$(3,513)	$(2,329)	$(13,087)	$(7,366)

Preferred stock deemed dividend	-	-	-	(1,324)
Net loss attributable to common stockholders	$(3,513)	$(2,329)	$(13,087)	$(8,690)

Loss per share, basic and diluted	$(0.25)	$(0.17)	$(0.95)	$(1.26)
Weighted average number of shares of common stock, basic and diluted	13,804,651	13,660,627	13,742,325	6,899,984
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except share amounts)
(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred		Series C Convertible Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	-	$-	-	$-	-	$-	13,709,377	$1	$63,676	$(50,515)	$13,162
Exercise of warrants	-	-	-	-	-	-	2,500	-	8	-	8
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,155	-	1,155
Net loss	-	-	-	-	-	-	-	-	-	(4,603)	(4,603)
Balances at March 31, 2024	-	-	-	-	-	-	13,711,877	1	64,839	(55,118)	9,722
Exercise of options	-	-	-	-	-	-	1,000	-	3	-	3
Stock-based compensation expense	-	-	-	-	-	-	-	-	591	-	591
Net loss	-	-	-	-	-	-	-	-	-	(4,971)	(4,971)
Balances at June 30, 2024	-	-	-	-	-	-	13,712,877	1	65,433	(60,089)	5,345
Exercise of options	-	-	-	-	-	-	87,500	-	263	-	263
Stock-based compensation expense	-	-	-	-	-	-	-	-	483	-	483
Issuance of common stock in exchange for services	-	-	-	-	-	-	11,750	-	51	-	51
Issuance of common stock in ATM offering, net of $82 issuance costs	-	-	-	-	-	-	51,820	-	150	-	150
Net loss	-	-	-	-	-	-	-	-	-	(3,513)	(3,513)
Balances at September 30, 2024	-	$-	-	$-	-	$-	13,863,947	$1	$66,380	$(63,602)	$2,779

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred		Series C Convertible Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	5,000,000	$10,000	1,449,113	$-	1,800,606	$-	3,410,103	$-	$23,555	$(38,653)	$(15,098)
Warrants issued to convertible note holders	-	-	-	-	-	-	-	-	159	-	159
Stock-based compensation expense	-	-	-	-	-	-	-	-	312	-	312
Net loss	-	-	-	-	-	-	-	-	-	(1,336)	(1,336)
Balances at March 31, 2023	5,000,000	10,000	1,449,113	-	1,800,606	-	3,410,103	-	24,026	(39,989)	(15,963)
Issuance of common stock in public offering for cash, net of $3,031 issuance costs	-	-	-	-	-	-	3,900,000	-	16,468	-	16,468
Warrants issued to underwriters in connection with public offering	-	-	-	-	-	-	-	-	1,017	-	1,017
Issuance of preferred stock for anti-dilution clauses	-	-	100,189	-	164,518	-	-	-	-	-	-
Conversion of preferred stock into common stock	(5,000,000)	(10,000)	(1,549,302)	-	(1,965,124)	-	4,124,851	1	9,999	-	10,000

Conversion of convertible notes into common stock	-	-	-	-	-	-	1,399,716	-	7,000	-	7,000
Deemed dividend	-	-	-	-	-	-	264,707	-	1,324	(1,324)	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	312	-	312
Net loss	-	-	-	-	-	-	-	-	-	(3,701)	(3,701)
Balances at June 30, 2023	-	$-	-	$-	-	$-	13,099,377	$1	$60,146	$(45,014)	$15,133
Issuance of common stock in public offering for cash, net of $372 issuance costs	-	-	-	-	-	-	585,000	-	2,553	-	2,553
Warrants issued to underwriters in connection with public offering	-	-	-	-	-	-	-	-	153	-	153
Exercise of options	-	-	-	-	-	-	12,500	-	25	-	25
Exercise of warrants	-	-	-	-	-	-	12,500	-	25	-	25
Stock-based compensation expense	-	-	-	-	-	-	-	-	351	-	351
Net loss	-	-	-	-	-	-	-	-	-	(2,329)	(2,329)
Balances at September 30, 2023	-	$-	-	$-	-	$-	13,709,377	$1	$63,253	$(47,343)	$15,911
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,087)	$(7,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes	-	159
Change in carrying value of right-of-use asset	19	141
Stock-based compensation expense	2,229	975
Stock issued in exchange for services	25	-
Loss on debt extinguishment	-	2,262
Changes in operating assets and liabilities, net:
Accrued interest on marketable debt securities	(134)	(111)
Prepaid expenses, other current assets, and other assets	96	(709)
Accounts payable, accrued expenses and other liabilities	(1,700)	(1,610)
Net cash used in operating activities	(12,552)	(6,259)
Cash flows from investing activities:
Purchase of marketable debt securities	(3,056)	(8,844)
Redemption of marketable debt securities	9,410	-
Net cash provided by (used in) investing activities	6,354	(8,844)
Cash flows from financing activities:
Proceeds from issuance of convertible note	-	243
Proceeds from ATM offering	232	-
Issuance costs related to ATM offering	(82)	-
Proceeds from Initial Public Offering and overallotment	-	22,425
Issuance costs related to Initial Public Offering and overallotment	-	(2,233)
Proceeds from exercise of warrants and options	274	50
Net cash provided by financing activities	424	20,485
Net (decrease) increase in cash and cash equivalents	(5,774)	5,382
Cash and cash equivalents at beginning of period	8,556	1,312
Cash and cash equivalents at end of period	$2,782	$6,694

Supplemental disclosure of non-cash financing activities:
Common stock issued in exchange for services	$51	$-
Right-of-use lease asset and operating lease liability	$-	$155
Conversion of convertible notes and accrued interest into common stock	$-	$4,737
Warrants issued in relation to issuance of convertible notes	$-	$159
Warrants issued to underwriter in connection with stock issuance	$-	$1,170
Preferred stock deemed dividend	$-	$1,324
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
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through September 30, 2024, the Company has an accumulated deficit of $63.6 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the nine months ended September 30, 2024 was $13.1 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash and cash equivalents totaled $2.8 million as of September 30, 2024. Until such time the Company can generate substantial product revenue, the Company plans to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the existing Company stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash and cash equivalents as of September 30, 2024, the Company believes that it has sufficient cash into the first quarter of 2025 for its projected current operations. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
Note 3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2024, and its results of operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2023 and 2022 and notes thereto. The accompanying financial statements have been prepared in accordance with GAAP and reflect the operations of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date. The Company neither owns nor controls any subsidiary companies.
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
As of September 30, 2024 and December 31, 2023, the Company invested zero and $6.2 million, respectively in U.S. Treasury Bills, included in marketable debt securities, which were classified as available-for-sale. U.S. Treasury Bills were valued at market prices obtained from independent vendor services, which the Company believes to be reliable. In some cases, the pricing vendor may provide prices quoted by a single broker or market maker. U.S. Treasury Bills were categorized in Level 2 of the fair value hierarchy.
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
Research and development costs
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023, which will be applied to future invoices during and at the end of the study. As of September 30, 2024 and December 31, 2023, the advance payment balances were $1.2 million and $1.7 million, respectively, and were recorded in Other Assets in the Balance Sheet.
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon the exercise of stock options and warrants are excluded from the computation of diluted weighted average shares outstanding listed in the table below because, when the Company is in a net loss position, they are anti-dilutive. There were no preferred shares or convertible notes outstanding at September 30, 2024 and 2023.
As of September 30, 2024 and 2023, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	September 30,
	2024	2023
Options outstanding	1,949,629	1,081,750
Warrants outstanding	829,450	689,200
	2,779,079	1,770,950
Recently issued pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on its financial statements.

Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Savings and checking accounts at major U.S. financial institutions	$322	$367
U.S. Treasury securities money market fund	2,460	8,189
Total	$2,782	$8,556
Note 5.    Marketable Debt Securities
Marketable debt securities as of December 31, 2023 consisted entirely of U.S. Treasury Bills purchased with maturities over three months but less than twelve months. All marketable debt securities matured during 2024.

Note 6.    Prepaid Expenses and Other Current Assets
Prepaid expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	$566	$647
Prepaid research and development costs	311	—
Prepaid other	128	41
Total	$1,005	$688
Note 7.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development costs	$1,073	$439
Accrued employee compensation-related expenses	616	392
Accrued other	60	60
Total	$1,749	$891
Note 8.    Stockholders’ Equity
Initial public offering
On July 5, 2023, as described in Note 1, the Company completed its IPO, issuing 3,900,000 shares of common stock at the IPO price of $5.00 per share. On July 7, 2023, the Company sold the full over-allotment of the IPO shares and issued 585,000 shares of common stock at the IPO price of $5.00 per share.
At The Market Offering Agreement
On July 3, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may sell and issue, from time to time, up to $15.0 million of shares of its common stock (the “Shares”) through Wainwright as the Company’s sales agent (the “ATM Offering”). The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement pursuant to its terms. For the three and nine months ended September 30, 2024, the Company issued 51,820 shares of common stock under the ATM Agreement for net proceeds of $0.2 million.

Note 9.    Stock Based Compensation
The Company has a 2013 Stock Option Plan (the “2013 Plan”), which is administered by the Compensation Committee of the Company’s board of directors. Under the 2013 Plan, stock options to purchase shares of common stock could be granted to eligible employees, officers, directors and consultants of the Company.
In 2021, the Company established the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 3,000,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lessor of (a) 3.5% of the aggregate number of shares of common stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1, 2024, an additional 479,828 shares were authorized under the 2021 Plan. As of September 30, 2024, 2,519,149 shares were available for issuance under the 2021 Plan.

The Company recorded total stock-based compensation for its outstanding stock options and warrants in its Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$187	$186	$970	$651
General and administrative	296	165	1,259	324
Total stock-based compensation expense	$483	$351	$2,229	$975

Stock options
The following table summarizes the range of assumptions used to estimate the fair value of stock options issued using the Black-Scholes-Merton option pricing model:

	Nine Months Ended September 30,
	2024	2023
Stock price	$3.76 to $5.19	$6.43
Exercise price	$3.76 to $5.19	$6.43
Expected volatility	97.06% to 101.55%	99.74%
Risk free interest rates	4.12% to 4.46%	3.87%
Expected term (years)	5 to 7	5.75
For the nine months ended September 30, 2024 and 2023, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for stock options for the nine months ended September 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,239,750	$8.00	6.4	$1,865
Issued	798,379	$5.06
Exercised	(88,500)	$3.01
Forfeited and cancelled	—	$—
Outstanding at September 30, 2024	1,949,629	$7.02	7.5	$81
Exercisable at September 30, 2024	1,053,525	$8.24	6.0	$—

All options expire 10 years from date of grant. Options outstanding begin to expire in October 2024. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
The weighted average grant date fair value of stock options issued was $3.98 for the nine months ended September 30, 2024.

As of September 30, 2024, total unrecognized compensation cost related to options was approximately $3.0 million and is expected to be recognized over the remaining weighted average service period of 2.5 years.
Warrants
The following table summarizes the range of assumptions used to estimate the fair value of warrants issued using the Black-Scholes-Merton option pricing model:

Nine Months Ended September 30,
	2024	2023
Stock price	$4.50 to $5.19	$4.50 to $5.00
Exercise price	$4.50 to $5.19	$6.00 to $6.25
Expected volatility	97.06% to 100.64%	101.46% to 103.85%
Risk free interest rates	4.12% to 4.39%	3.59% to 3.97%
Expected term (years)	5 to 6.25	3 to 5
For the nine months ended September 30, 2024 and 2023, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the warrant represents the period the warrants are expected to be outstanding.
The following table summarizes the activity for warrants for the nine months ended September 30, 2024:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	801,950	$6.30	3.9	$2,096
Issued	50,000	$4.85
Exercised	(2,500)	$3.00
Forfeited and cancelled	(20,000)	$3.00
Outstanding at September 30, 2024	829,450	$6.31	3.7	$42
Exercisable at September 30, 2024	760,200	$6.36	3.3	$42
All warrants outstanding are exercisable for purchase of common stock.
As of September 30, 2024, total unrecognized compensation cost related to warrants was approximately $0.3 million and is expected to be recognized over the remaining weighted average service period of 2.9 years.

Restricted Stock
In September 2024, the Company issued 11,750 restricted shares of its common stock (the “Restricted Stock”) to a consultant as compensation for its services to the Company through the end October 2024 valued at $51,000. The Restricted Stock will include a restricted legend for a period of at least six months from the date of issuance, after which time such restricted legend may be removed. During the three and nine months ended September 30, 2024, the Company recognized $25,000 to general and administrative expenses and $26,000 to prepaid expenses and other current assets.

Note 10.    Leases
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
Rent expense for the three and nine months ended September 30, 2024 was approximately $9,000 and $26,000, respectively, and for the three and nine months ended September 30, 2023 was $3,000 and $55,000, respectively.
Cash paid for operating leases for the three and nine months ended September 30, 2024 was approximately $17,000 and $38,000, respectively, and for the three and nine months ended September 30, 2023 was zero and $49,000, respectively.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023

Right-of-use asset, net	$128	$147

Lease liability, current portion	28	20
Lease liability, net of current portion	117	138
	$145	$158
The following variables were used to determine the right-of-use asset and the operating lease liabilities at September 30, 2023 and 2022:

	September 30, 2024	September 30, 2023
Weighted average remaining lease term	4.4 years	5.4 years
Weighted average operating lease discount rate	6.4%	6.4%
Future minimum lease payments under the lease agreement as of September 30, 2024 were as follows (in thousands):

Year ended
2024 (remainder of year)	$9
2025	36
2026	37
2027	39
2028 and thereafter	46
Total lease payments	167
Less: Amounts representing interest	(22)
Present value of lease liabilities	$145
Note 11.    Other Uncertainties
The Company holds one of its patents in Russia. The payment for this patent is paid until September 15, 2025. If subsequent payments to Russia are restricted, the Company may lose this patent in Russia. The Company has no other significant business activities in Belarus, Russia or the Ukraine. The Company also holds a patent in Israel which is currently involved in military action.

Note 12.    Related Parties
In October 2023, the Company issued 80,000 warrants for consulting services to be rendered by two shareholders, which will vest over the subsequent twelve months. These warrants are valued at $198,000 and will be expensed to general and administrative expense over the subsequent twelve-month period, of which $44,500 and $134,000 were expensed during the three and nine months ended September 30, 2024.

In April 2024, the Company entered into a non-material agreement with a service organization controlled by a board member. For both the three and nine months ended September 30, 2024, the Company expensed $20,010 and paid $10,850 to the service organization for services performed, which is recognized in research and development expenses on the statement of operations. As of September 30, 2024, the Company recognized $9,160 in accrued expenses.

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
Our platform has enabled us to create patented anti-cancer product candidates comprising active anti-cancer agents and amphiphilic molecules. Amphiphilic molecules have two distinct components: one part is soluble in water and the other is soluble in fat or oils. When an amphiphilic compound is mixed with therapeutic agents, such as chemotherapies, the agents also become soluble in both fat and water. Our product candidates include novel formulations consisting of potent anti-cancer drugs mixed together with these amphiphilic agents.
Our lead product candidate, INT230-6, is primarily comprised of three components: (i) cisplatin, a proven anti-cancer cytotoxic agent, (ii) vinblastine sulfate, also a proven anti-cancer cytotoxic agent, and (iii) an amphiphilic molecule (“SHAO”), which enables the two cytotoxic agents to disperse through a tumor and diffuse into cancer cells following a direct intratumoral injection. These three components are mixed and combined into one vial at a fixed ratio. Cisplatin and vinblastine sulfate are both generic and available to purchase in bulk supply commercially. The United States Food & Drug Administration (“FDA”) has approved both drugs as intravenous agents for several types of cancers. Cisplatin was first approved in 1978 for testicular cancer, and is also approved in ovarian and bladder cancer. The drug is also used widely in several other cancers including pancreatic and bile duct cancer. Vinblastine sulfate was first approved in 1965 and is also approved in generalized Hodgkin’s disease, lymphocytic lymphoma, advanced carcinoma of the testis, and certain types of sarcoma. The drug is also used in breast and lung cancer.

Recent Developments
In September 2024, we received authorization from the Swiss Medic and the Swiss Ethics Commission to initiate the INVINCIBLE-4 Study in Switzerland, a Phase 2 randomized open-label, multicenter study, to analyze the clinical activity, safety, and tolerability of INT230-6 given before administration of the standard of care (“SOC”) treatment in patients with early-stage, operable triple-negative breast cancer (“TNBC”) and SOC alone.
In October 2024, we dosed the first patient in the INVINCIBLE-4 Study. The primary endpoint is the pathological complete response (“pCR”) rate in the primary tumor and affected lymph nodes. The INVINCIBLE-4 Study is expected to enroll approximately 54 patients in Switzerland and France.

Our Clinical Programs
In July 2024, we dosed the first patients in the U.S. in a Phase 3 open-label, randomized study, or the INVINCIBLE-3 Study, testing INT230-6 as monotherapy compared to the SOC drugs in second and third line treatment for certain soft tissue sarcoma subtypes. In the third quarter of 2024, we also received authorization from Health Canada and The European Medicines Agency to initiate the INVINCIBLE-3 Study in Canada and Europe, respectively. We plan to enroll 333 patients and initiate sites in eight countries in the INVINCIBLE-3 Study, and are in contract negotiations to approve and activate additional sites, which we estimate could take several months per site. The primary endpoint in the INVINCIBLE-3 Study is overall survival.
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
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through approximately $54.5 million in cash received from the net proceeds of sales of our common stock, preferred stock and convertible notes. As of September 30, 2024, we had approximately $2.8 million of cash and cash equivalents. Since our inception, we have incurred significant operating losses. We incurred net losses of $13.1 million and $7.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $63.6 million. We expect to incur significant expenses and operating losses for the next several years.
We expect our expenses to increase as we continue to:
•Fund our clinical studies in sarcoma and breast cancer;
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

Results of Operations
The following tables summarize our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$2,151	$1,352	$799	$8,529	$2,985	$5,544
General and administrative	1,419	1,139	280	4,853	1,982	2,871
Total operating expenses	3,570	2,491	1,079	13,382	4,967	8,415
Loss from operations	(3,570)	(2,491)	(1,079)	(13,382)	(4,967)	(8,415)
Interest income	48	148	(100)	286	148	138
Interest expense	-	-	-	-	(305)	305
Loss on debt extinguishment	-	-	-	-	(2,262)	2,262
Other income (expense), net	9	14	(5)	9	20	(11)
Net loss	$(3,513)	$(2,329)	$(1,184)	$(13,087)	$(7,366)	$(5,721)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Research and development expenses:
Salaries and benefits related costs	$497	$103	$394	$1,340	$432	$908
Clinical trial expenses	1,399	693	706	5,442	1,402	4,040
Contract manufacturing	20	307	(287)	651	324	327
Consulting	48	63	(15)	126	176	(50)
Stock-based compensation	187	186	1	970	651	319
Total research and development expenses	$2,151	$1,352	$799	$8,529	$2,985	$5,544

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
General and administrative expenses:
Salaries and benefits related costs	$325	$111	$214	$949	$290	$659
Legal fees	113	129	(16)	544	303	241
Audit fees	113	171	(58)	286	259	27
Consulting	233	174	59	573	274	299
Insurance	157	288	(131)	718	322	396
Other	182	101	81	524	209	315
Stock-based compensation	296	165	131	1,259	325	934
Total general and administrative expenses	$1,419	$1,139	$280	$4,853	$1,982	$2,871

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Research and development expenses during the three months ended September 30, 2024 increased $0.8 million or 59%, compared to the three months ended September 30, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased $0.4 million due to the hiring of research employees in the fourth quarter of 2023 and first quarter of 2024.
•Clinical trial expenses increased $0.7 million due to the initiation of the INVINCIBLE-03 Study, which was partially offset by lower costs in our completed IT-01 and INVINCIBLE-02 studies.
•Contract manufacturing expenses decreased as there were no manufacturing batches in process during the third quarter of 2024.

General and administrative expenses during the three months ended September 30, 2024 increased $0.3 million or 25%, compared to the three months ended September 30, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased by $0.2 million due to salary and bonus accrual increases and the hiring of a new chief financial officer in the fourth quarter of 2023, along with $0.1 million in higher stock-based compensation expense due to option and stock grants in 2024.
•Insurance expense decreased by $0.1 million due to favorable renewal for directors and officers insurance premiums.
Interest income in 2024 related to interest earned on cash and investment balances from our IPO in June 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Research and development expenses during the nine months ended September 30, 2024 increased $5.5 million or 186%, compared to the nine months ended September 30, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased $0.9 million due to the hiring of research employees in the fourth quarter of 2023 and first quarter of 2024, along with $0.3 million in higher stock-based compensation expense.
•Clinical trial expenses increased $4.0 million due to the initiation of the INVINCIBLE-03 Study, which was partially offset by lower costs in our completed IT-01 and INVINCIBLE-02 studies.
•Contract manufacturing expenses increased entirely due to costs for manufacturing a new batch of INT230-6 in the first half of 2024.

General and administrative expenses during the nine months ended September 30, 2024 increased $2.9 million or 145%, compared to the nine months ended September 30, 2023, and were primarily due to the following:
•Salaries and benefits related costs increased by $0.7 million due to salary and bonus increases and the hiring of a new chief financial officer in the fourth quarter of 2023, along with $0.9 million in higher stock-based compensation expense due to option grants in the first quarter of 2024.
•Insurance expense increased by $0.4 million due to the additional directors and officers insurance obtained in connection with our IPO, net of a decrease in premiums due to favorable renewal terms beginning in July 2024.
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

On July 3, 2024, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on July 11, 2024, on which we registered for sale up to $150 million of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, which includes up to $15 million of common stock that we may issue and sell from time to time, through H.C. Wainwright & Co., LLC (“Wainwright”) acting as our sales agent, pursuant to the sales agreement that we entered into with Wainwright on July 3, 2024 for our “at-the-market” equity program (the “ATM Agreement”). Since inception, we have issued 51,820 shares of common stock under the ATM Agreement for net proceeds of $0.2 million.
We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible notes, private equity financings, and the IPO, after which shares of our common stock began trading on The Nasdaq Capital Market under the symbol “INTS” on June 30, 2023. As of September 30, 2024, our cash, cash equivalents and investments were approximately $2.8 million. Based on our balances in cash and cash equivalents, we project to have sufficient cash to fund our current operating plan into the first quarter of 2025.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(12,552)	$(6,259)
Net cash provided by (used in) investing activities	6,354	(8,844)
Net cash provided by financing activities	424	20,485
Net (decrease) increase in cash and cash equivalents	$(5,774)	$5,382
Operating Activities
Our cash used in operating activities for the nine months ended September 30, 2024 was $12.6 million, comprising of (i) our net loss of $13.1 million, as adjusted for $2.3 million in non-cash expenses (primarily for non-cash stock based compensation of $2.2 million), and (ii) net changes in operating assets and liabilities of $1.7 million.

Our cash used in operating activities for the nine months ended September 30, 2023 was $6.3 million, comprising of (i) our net loss of $7.4 million, as adjusted for $3.5 million in non-cash expenses (primarily for non-cash stock based compensation of $1.0 million and the loss on debt extinguishment of $2.3 million), and (ii) net changes in operating assets and liabilities of $2.4 million.
Investing Activities
Our cash provided by investing activities during the nine months ended September 30, 2024 was $6.4 million and was due to the redemption of marketable debt securities of $9.4 million, partially offset by the purchase of marketable debt securities of $3.1 million.

Our cash used in investing activities during the nine months ended September 30, 2023 was $8.8 million and was comprised entirely of purchases of marketable debt securities.
Financing Activities
Our cash provided by financing activities during the nine months ended September 30, 2024 related to $0.3 million in proceeds received from the exercise of options and warrants, and $0.2 million in net proceeds received from the issuance of common stock.
Our cash provided by financing activities during the nine months ended September 30, 2023 primarily related to $22.4 million of gross proceeds from the IPO (including the sale of the overallotment shares), less issuance costs of $2.2 million. In addition, we received $0.2 million from the sale of convertible notes and $0.1 million in proceeds from the exercise of options and warrants.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2024.
Seasonality
Our business experiences limited seasonality.
Critical Accounting Policies and Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our 2023 Annual Report. No significant changes to our accounting policies took place during the nine months ended September 30, 2024.
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
As of September 30, 2024, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective as a result of the material weaknesses identified in internal controls due to (i) a lack of segregation of duties due to limited administrative staff, (ii) limited reconciliation and review procedures over clinical contract accruals as we have rapidly expanded into new, late-stage clinical studies, and (iii) information technology matters regarding user access that aggregate to a material weakness.

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
Changes in Internal Control over Financial Reporting
There have been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 29, 2023, our Registration Statement on Form S-1 (File No. 333-260565) was declared effective in connection with our IPO, pursuant to which we sold an aggregate of 3,900,000 shares of common stock to The Benchmark Company, LLC, as representative of the underwriters (the “Representative”), at a public offering price of $5.00 per share for total gross proceeds of $19.5 million.  On July 10, 2023, we sold an additional 585,000 shares of common stock to the Representative in connection with its exercise in full of its over-allotment option at a public offering price of $5.00 per share for additional gross proceeds of $2.9 million. The net proceeds from our IPO have thus far been used primarily to (i) initiate and conduct studies related to our therapeutic treatments, (ii) conduct clinical trials and operations, (iii) develop our product candidates, and (iv) fund our working capital and general corporate activities.
In September 2024, the Company issued 11,750 restricted shares of its common stock (the “Restricted Stock”) to a consultant as compensation for its services to the Company through the end October 2024. Such issuance was exempt from registration under Section 4(a)(2) under the Securities Act.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Intensity Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	November 13, 2024
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	November 13, 2024
Joseph Talamo	(principal financial officer)