Form 10-K
period 2024-12-31
INTENSITY THERAPEUTICS, INC.
filed 2025-03-13
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number 001-41109
INTENSITY THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1488089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Enterprise Drive, Suite 430
Shelton, Connecticut	06484-4779
(Address of principal executive offices)	(Zip Code)
(203) 221-7381
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	INTS	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2024, was $45.3 million.

As of March 12, 2025, the registrant had 15,180,945 shares of common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INTENSITY THERAPEUTICS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our expectations related to the use of our cash and cash equivalents; and
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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
You should read this Annual Report on Form 10-K and the documents that we have filed with the SEC as exhibits to this Annual Report on Form 10-K completely, and with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements in this Annual Report on Form 10-K by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Intensity,” “we,” “us,” and “our” refers to Intensity Therapeutics, Inc.

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
Our lead product candidate, INT230-6, is primarily comprised of three components: (i) cisplatin, a proven anti-cancer cytotoxic agent, (ii) vinblastine sulfate, also a proven anti-cancer cytotoxic agent, and (iii) an amphiphilic molecule (“SHAO”) which enables the two cytotoxic agents to disperse through a tumor and diffuse into cancer cells following a direct intratumoral injection. These three components are mixed and combined into one vial at a fixed ratio. Cisplatin and vinblastine sulfate are both generic and available to purchase in bulk supply commercially. The United States Food & Drug Administration (“FDA”) has approved both drugs as intravenous agents for several types of cancers. Cisplatin was first approved in 1978 for testicular cancer, and is also approved in ovarian and bladder cancer. The drug is also used widely in several other cancers including pancreatic and bile duct cancer. Vinblastine sulfate was first approved in 1965, and is also approved in generalized Hodgkin’s disease, lymphocytic lymphoma, advanced carcinoma of the testis, and certain types of sarcomas. The drug is also used in breast and lung cancer.
In 2017, we initiated our first trial, a Phase 1/2 dose escalation study (“IT-01 Study”) using INT230-6 in the United States under an investigational new drug application (“IND”) authorized by the FDA and in Canada under a preclinical trial application (“CTA”) approved by Health Canada. The study tested the safety and efficacy of INT230-6 in patients with refractory or metastatic cancers, and enrolled 110 patients in three arms: (i) INT230-6 used as a monotherapy, (ii) INT230-6 in combination with Merck’s Keytruda® (pembrolizumab), and (iii) INT230-6 in combination with Bristol Myers Squibb’s (“BMS”) Yervoy® (ipilimumab). We completed enrollment of the IT-01 Study in June 2022, locked the IT-01 Study database in February 2023 and finalized the clinical study report in September 2023. We delivered the combination-specific reports and other information to our partners in the fourth quarter of 2023.
In 2021, we initiated our second trial, a Phase 2 randomized study that tested INT230-6 as a monotherapy treatment in early-stage breast cancer for patients not suitable for presurgical chemotherapy (the “INVINCIBLE-2 Study”). The study enrolled 91 subjects and the database was locked in November 2023. The key endpoint was whether INT230-6 could reduce a patient’s cancer compared to no treatment, which is the current standard of care (“SOC”) for the majority of patients with early-stage breast cancer, or a saline injection. Substantial reduction of cancer presurgically in aggressive forms of cancer has been shown to correlate with delaying disease recurrence. The key endpoints of the INVINCIBLE 2 Study were to understand the percentage of necrosis that can be achieved in tumors of varying sizes for a given dose, especially for tumors larger than 2 centimeters in longest diameter. We also sought to determine whether a local or whole-body anti-cancer immune response could be induced. The INVINCIBLE-2 Study demonstrated a high order of necrosis in presurgical breast cancer tumors in the period from diagnosis to surgery, with some patients experiencing greater than 95% necrosis of the tumor. Data from the INVINCIBLE-2 Study demonstrated that INT230-6 had a favorable safety profile. There was also an increase of certain types of immune cells (CD4+ and NK T-cells) in the tumor and blood. Additionally, there was an increase in the T-cells repertoire relative to control.
In July 2024, we initiated and dosed our first patient in a Phase 3 open-label, randomized study (the “INVINCIBLE-3 Study”) testing INT230-6 as a monotherapy compared to the SOC drugs in second-and third-line treatment for certain soft tissue sarcoma subtypes. This study has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutics Goods Administration. The trial is enrolling patients and is being conducted in eight countries: the US, Australia, Canada, France, Germany, Italy, Poland, and Spain. Up to 60 sarcoma-focused hospitals and other centers are expected to participate from these countries. We plan to enroll 333 patients and expect to complete enrollment in the first half of 2026, with an endpoint of overall survival.
In October 2024, in collaboration with the Swiss Group for Clinical Cancer Research SAKK ("SAKK"), we initiated and dosed our first patient in a Phase 2 study (the “INVINCIBLE-4 Study”) to treat patients with localized triple-negative breast cancer (“TNBC”). We plan to enroll 54 patients and expect to complete enrollment by the end of the first quarter of 2026, and the endpoint is the change in the pathological complete response rate for the combination compared to the SOC alone.
We have also successfully developed Phase 3 quality analytical methods for the three INT230-6 components and successfully manufactured multiple large-scale batches of INT230-6. In a meeting with the FDA in the fourth quarter of 2023, we agreed on a chemical manufacture and control (“CMC”) plan for Phase 3 and product registration for our three key ingredients and INT230-6. If we successfully execute the agreed-upon plan, we expect that the CMC portion of a New Drug Application (“NDA”) should be acceptable to the FDA for product approval and registration (subject to final NDA review).
Our Pipeline
Our pipeline is focused on realizing the full potential of INT230-6 in metastatic and local disease settings to help cancer patients with major unmet medical need. We are exploring the use of INT230-6 across multiple cancer types (including those types that do not normally respond to immunotherapy) and “hot” tumors (cancer types that are more likely to respond to immunotherapy).
Our current pipeline consists of:
•INVINCIBLE-3 Study, a Phase 3 open-label, randomized study testing the superiority INT230-6 used as monotherapy compared to the standard of care drugs in 2nd and 3rd line treatment for certain soft tissue sarcoma subtypes. In September 2023, the FDA granted orphan drug designation for the treatment of soft tissue sarcoma to the three active moieties comprising INT230-6: cisplatin, vinblastine sulfate, and the diffusion enhancer SHAO.
•INVINCIBLE-4 Study, a two cohort Phase 2 randomized, controlled study testing INT230-6 in combination with the SOC treatment (chemotherapy/immunotherapy) (cohort A) and the SOC alone (cohort B) in women in presurgical (neoadjuvant) TNBC. This is a two-cohort noncomparative trial with null hypotheses (H0): pathological complete response (“pCR”) rate ≤ 0.6, and (H1): pCR rate ≥ 0.8.
•A Phase 2 clinical study in metastatic triple negative breast cancer, contingent on raising additional capital to fund the study. In 2018, we received Fast Track Designation by the FDA to use INT230-6 in metastatic triple negative breast cancer for patients whose cancer has progressed following one or two prior drug treatments.

Our Partnerships
•The National Cancer Institute (“NCI”). In May 2014, we were awarded a Collaboration Research and Development Agreement (“CRADA”) by the National Institute of Health’s National Cancer Institute. The research sought to understand the mechanism of action of INT230-6 and test the drug in several models in the NCI’s laboratories. The program resulted in a peer-reviewed publication titled Intratumorally delivered formulation, INT230-6, containing potent anti-cancer agents induces protective T-cell immunity and memory, which appeared in the journal OncoImmunology 2019 Vol 8 No 10; 15 and that was jointly authored by us and the NCI. The data for the paper was generated entirely by the NCI in their laboratories and reported the critical role of T-cells in promoting complete tumor regression using our drug candidate and that INT230-6 was synergistic with anti-PD-1 (programmed death receptor 1) and anti-Cytotoxic T Lymphocyte-Associated Antigen 4 (“CTLA-4”) antibodies.
•Merck. In June 2019, we entered into an agreement with Merck to evaluate the combination of INT230-6 with Keytruda® (pembrolizumab), Merck’s anti-PD-1 therapy, in patients with advanced solid malignancies, including pancreatic, bile duct, squamous cell and non-MSI high colon cancers. In our IT-01 Study, we treated 30 patients with this combination arm. After nearly two years of dosing a combination of Keytruda and INT230-6, patients showed comparable safety to INT230-6 monotherapy. Subjects enrolled in the single arm combination with pembrolizumab received a diagnosis of cancer progression following a median of 3 prior lines of therapy. The median OS in the All Treated Population was 4.7 months (95% CI: 2.5, 10.1). Only three grade 3 immune-related adverse events reported in patients receiving the combination. We completed study dosing in December 2022 and provided the study information to Merck in December 2023.
•Bristol Myers Squibb. In April 2020, we entered into an agreement with BMS to evaluate the safety and efficacy of INT230-6 with Yervoy® (ipilimumab), BMS’s CTLA-4 immune checkpoint inhibitor, in patients with breast (17%), liver (5%), and advanced sarcoma cancer (78%). In our IT-01 Study, we treated 18 patients in this combination arm, and there was only one grade 3 immune-related adverse event (colitis) reported. The median OS for the IT-01 combination cohort was not reached (NA) (95% CI: 7.2, NA) in the All Treated Population. We completed study dosing in December 2022 and provided the study information to BMS in December 2023.
•SAKK. In May 2024, we entered into a collaboration agreement with SAKK to conduct our INVINCIBLE-4 Study. SAKK is a decentralized academic research institute that has been conducting clinical trials of cancer treatments in all major Swiss hospitals since 1965. It federates a large network of research groups with a Competence Center in Bern in charge of coordinating the clinical operations. It also works with selected cooperative groups abroad, particularly on rare forms of cancer. SAKK's aim is to advance existing cancer treatments, investigate the efficacy and tolerability of new treatments (radiotherapy, medicines and surgery), and set new standards in treatment. 22 Swiss hospitals are full members of SAKK.

Our Clinical Data

INT230-6 has generated anti-cancer evidence of activity as a single agent in clinical studies. Localized and abscopal effects have been observed in several patients. Tumor regressions with killing of the cancer cells is widely observed in injected lesions. Many patients who have exhausted all approved treatments for their types of cancer benefited from our product candidate. Our clinicians have reported tumor stabilization, tumor shrinkage, long periods without new tumors forming, size reductions of uninjected tumors and a reduction in disease symptoms. These results have been observed in combination with lower toxicities over a period of several months and post-treatment.
•Increased Survival Observed in Metastatic Disease. Preliminary data presented at the American Society of Clinical Oncology (“ASCO”) the Society for Immunotherapy of Cancer (“SITC”) and the Connective Tissue Oncology Society (“CTOS”) for sarcoma in 2022 and 2023 indicated that patients receiving INT230-6 appear to live longer compared to historical data for subjects in phase 1/2 sarcoma studies.
•Acceptable Safety Profile of the New Drug/Treatment Approach to Date. During the IT-01 Study there were 820 injections of INT230-6 into 238 tumors, including 502 injections into visceral tumors deep in the body. Injection locations include the pancreas, liver, lung, and lymph nodes. No maximum tolerated dose had been reached. In our IT-01 Study in metastatic patients, most adverse events were minor grade 1 or 2; a total of 15 patients out of 110 (13.6%) had a grade 3 even related to the drug regimen (INT230-6 alone or combined with the two immunotherapies). The primary grade 3 events were pain, anemia, rash, fatigue vomiting, dehydration and dizziness. There was 1 laboratory-based grade 4 adverse event that resolved quickly, a decrease in the number of neutrophils, the most common type of white blood cell that contributes toward the healing of damaged tissues and resolving infections. There were no grade 5 adverse events. We believe the safety profile consisted of mainly low grade related adverse events because the drug primarily stays in the tumor and the potent agents did not travel throughout the body. Measurement of the amount of the drugs seen in the blood (pharmacokinetics or PK) indicated that more than 95% of the drug that was dosed remained in the tumor.

Our Manufacturing Capabilities
We do not own or operate facilities for drug manufacturing, storage and distribution, or testing. We work with clinical manufacturing organizations to manufacture the clinical supplies of our current and any future product candidates. In 2023, we successfully developed the Phase 3 quality analytical methods for measurement of the key INT230-6 components, validated those methods and had manufactured our fourth current Good Manufacturing Practice (“cGMP”) clinical batch of the drug product that met specifications. During the fourth quarter of 2023, the Company requested and was granted a meeting that was held with the FDA to review the INT230-6 CMC for INT230-6. The CMC discussion focused on the tasks necessary to initiate the Phase 3 study and future product registration as part of a potential New Drug Application (“NDA”). During the meeting, the Company and the FDA agreed upon a plan for the CMC set of activities for the active pharmaceutical ingredients and the drug product (INT230-6) necessary for the NDA.

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
Our Strategy
We believe our treatment approach may overcome some of the inherent problems of treating cancer with less toxicity. We intend to apply our deep understanding of our novel drug delivery technology to create a range of new direct killing and immune-activating products candidates while focusing on our lead clinical programs. If successful, we hope to fundamentally change treatment for multiple cancer types in both the metastatic and presurgical disease settings.
We seek to build a company that develops and commercializes a new medicine and treatment methodology. By applying a disciplined focus on product development, we seek to transform the lives of cancer patients and change the very essence of cancer treatment.
Our objective is for patients to overcome their cancer without harm, to live a long life with high quality and to eliminate the fear of disease recurrence or the therapy itself. We maintain a culture of high integrity that embraces the patient and their caregivers. A simple strategy: taking care of the patient will benefit all stakeholders.
Key elements of our strategy include:
•focusing our resources to aggressively pursue the research and development of our novel medicine to transform patient lives.
•providing high-quality care of the patient is a critical element to being successful.
•effectively managing costs by outsourcing research and development to qualified, academic, private or government laboratories to leverage third-party expertise, while maintaining internal know-how, expertise and intellectual property.
•building an internal team of experienced industry veterans that can work independently and who know how to get the product development job done.
•creating a large body of rigorous data, publications, presentations, collaborations and training materials about the new product candidates.
•continuously communicating to the medical community and patients of the power of our new approach.
•continuing our commitment to precision medicine and personalized care for each and every patient.
•assuring that our technology is fully understood, explored, and used as designed.

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
According to the American Cancer Society, in 2025 there will be an estimated 2 million new cancer cases diagnosed and over 618,000 cancer deaths in the United States. Cancer is the second most common cause of death in the U.S. after heart disease. According to the American Society of Clinical Oncology’s journal, the ASCO Post, the national cost of cancer care in the United States is expected to rise to $246 billion by 2030. As healthcare costs in general continue to escalate, expenses due to cancer are a major contributing factor.
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
Local Disease
Today, the annual number of interventional oncology procedures in the U.S. alone are estimated in the millions. For example, the majority of breast cancer tumors identified are local to the breast or are regional. According to Breast Cancer Facts and Stats 2024, 66% of breast cancer cases are diagnosed at the localized stage. All too often, a post-operative pathology report shows that while the surgeon may have removed the entire tumor, a second surgical procedure is needed to clean up lingering cancer cells. Known as re-excision, it occurs in roughly 20% to 25% of cases, on average. It is critical for surgeons and their patients to have access to the latest innovations, once demonstrated effective by clinical research, be used wherever and whenever possible.” Our drug candidate’s potential to kill cancer quickly prior to surgery and engage an anti-cancer immune response may provide a higher percentage of patients a greater five-year event-free survival for a number of tumor types.

Breast Cancer
About 1 in 8 U.S. women (about 13%) will develop invasive breast cancer over the course of her lifetime. According to the American Cancer Society, in 2025, there are expected to be approximately 316,950 new cases of invasive breast cancer diagnosed in women in the United States; 2800 new cases diagnosed in men, and an additional 59,080 new cases of ductal carcinoma in situ diagnoses. Breast cancer is the most commonly diagnosed cancer among American women. Breast cancer accounted for 11% of all new annual cancer cases worldwide, according to Globaocan’s Global Cancer Statistics 2022.
Approximately 11 – 17% of breast cancers test negative for estrogen receptors, progesterone receptors, and excess human epidermal growth factor receptor 2 (“HER2”) protein, qualifying them as TNBC. TNBC is considered to be more aggressive and have a poorer prognosis than other types of breast cancer, mainly because there are fewer available targeted medicines especially for women have tumors above 2 cm in longest diameter. Patients typically receive chemotherapy. According to a study published in the Journal of Clinical Oncology, patients who fail two lines of therapy for TNBC typically progress within nine weeks. Those who have failed three lines progress within four weeks.
Sarcoma
Soft tissue sarcoma is a broad term for cancers that start in soft tissues (muscle, tendons, fat, lymph and blood vessels, and nerves). These cancers can develop anywhere in the body but are found mostly in the arms, legs, chest, and abdomen. There are many types of soft tissue tumors, and not all of them are cancerous.
There are many types of sarcomas; however, the four most common are bone sarcoma (referred to as osteosarcoma), and soft tissue sarcomas (“STS”) leiomyosarcoma, undifferentiated pleomorphic sarcoma and liposarcoma. Leiomyosarcoma is a type of sarcoma that grows in the smooth muscles. The smooth muscles are also in the hollow organs of the body, including the intestines, stomach, bladder, and blood vessels. In females, there is also smooth muscle in the uterus. When sarcoma is metastatic, prognosis is poor, even with chemotherapy. Half of people diagnosed with metastatic disease STS in the second or third line setting of the major 3 STS subtypes die within 15 months. An analysis of SEER data shows that 14,500 people in the U.S. have metastatic soft tissue sarcomas of the 3 main subtypes
Chemotherapy Treatment
There is a high unmet medical need for improved cancer treatments. Currently, early detection coupled with surgery and systemic chemotherapy is the most effective treatment against most cancers. For metastatic disease, systemic chemotherapy represents the backbone of care for many cancers. However, chemotherapeutic resistance often results in therapeutic failure and eventually death. Not only is chemotherapy often ineffective for cancers that exhibit such resistance, but this approach is also highly toxic for many patients (Cancer Cell Int. 2015; 15:71). Almost all current anti-cancer drug therapies load drug throughout the entire body including classic chemotherapy before surgery (neoadjuvant), after surgery (adjuvant), targeted therapy, antibodies or antibody drug conjugates, liposomal or nanoparticle delivered drugs. Many cancer cells in tumors are located away from blood vessels (referred to as hypoxic regions) and systemic administration of chemotherapy is ineffective at delivering the needed amounts of the medicine to all parts of the tumor. A significant limitation of the current chemical-based anti-cancer treatments is proper drug delivery. Another challenge for systemic approaches is poor absorption or cellular mechanisms in the cancer cell to remove the drugs.
Immunotherapy
Agents that stimulate or block various types of immune cells have generated much excitement and promise in treating cancer. These novel product candidates mobilize the immune system against cancer. There had been significant interest from pharmaceutical companies, physicians and patients in advancing new, immune-based treatment concepts as patients with formerly fatal cancers experienced long-term survival benefits with immune-based treatments. Immunotherapy has shown promise against the most mutated cancers such as melanoma, renal cell carcinoma, squamous cell carcinomas and subsets of lung cancers. However, once promising immunotherapies, such as TIGIT and LAG3, have failed to provide significant improvements over the current PD-1, PD-L1, and CTLA-4 therapies.
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
Our Treatment Approach Versus Current Methods
Current systemic treatment regimens administer either a fixed amount or a set dose based on weight or via an algorithm based on weight and height, such as specific surface area. There is no correlation between height and weight and outcome; however, there is a correlation with survival based on a patient’s number of metastatic sites and amount of bulk disease (total tumor burden). Our treatment concept pioneers a new dosing approach to treating cancer — kill tumors in the body (in situ) to create from the patient’s own cancer a recognizable, high-quality material (referred to as antigen) for better immune cell engagement against the cancer (immunological cell kill).
Our new concept uses a delivery molecule to enable the dispersal of potent drugs throughout the tumor that can also diffuse into the cancer cells. This process effectively loads the tumor with strong killing agents, which are retained within the cells. The active agents themselves used in our product candidate also have properties that improve immune recognition of cancer. At the right dose our product candidates can completely saturate an injected tumor delivering high concentrations of drug into the cancer cells and killing the entire tumor. This process removes the cancer’s cloaking system, decreases the barriers to immune influx and activates a body-wide anti-cancer immune response to attack the uninjected tumors and unseen metastases. Our clinical data suggests that not all tumors need be injected for long term disease control. Figure 1 compares current systemic treatment approaches with our treatment.
Figure 1 – Current Dosing Methods

Through our novel drug treatment and new dosing approach, we hope to transform the lives of patients with cancer. Our objectives are to increase patient longevity, reduce side effects, remove the fear of treatment, empower the patient, and minimize the risk of disease recurrence.
Our Lead Product Candidate: INT230-6
Our lead product candidate, INT230-6, is primarily comprised of three components: (i) cisplatin, a proven anti-cancer cytotoxic agent, (ii) vinblastine sulfate, also a proven anti-cancer cytotoxic agent, and (iii) SHAO, a penetration enhancing amphiphilic molecule. Both cisplatin and vinblastine sulfate have direct cancer cell killing and immune activating mechanisms of action. The SHAO chemical structure is shown in Figure 2 below. Our in vivo safety studies show that if the drug is injected into healthy tissue there is no observation of tissue damage (skin, liver or peritoneum). The drug agents enter the blood stream at low doses. The unique amphiphilic SHAO compound formulated product candidate increases the dispersion of the drug throughout the tumor following intratumoral injection. Our technology is novel and unique, and is not a liposome, a nanoparticle, or an emulsion. INT230-6 is a 100% water-based formulation with tissue dispersion properties that do not destroy cancer cell membranes.
Figure 2 – INT230-6

The SHAO molecule facilitates drug dispersion throughout the tumor and facilitates their diffusion into the cancer cells. Once in the cancer cell one drug cisplatin binds the DNA and causes the cell apoptosis (death) whereas the other agent, vinblastine sulfate, destroys the cell’s tubulin to shut down replication. Data in humans suggests that when administered at the proper drug dose to tumor volume ratio, a significant portion of the injected tumor can be killed on a single dose. There is evidence (in both animals and humans) that there is an activation of the immune system for certain cancers.
Our novel technology is different than other IT approaches in four important ways:
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

Preclinical Data
Our first research studies in mice were conducted with contract research organizations (“CROs”). The Company collaborated with the Vaccine Branch of the National Cancer Institute (“NCI”) in Bethesda, MD. The research with the NCI was established after the National Institutes of Health awarded us a CRADA. The program culminated with the publication of a paper in July 2019 that was jointly authored with the NCI. In that publication, we reported that INT230-6 treatment resulted in regression from baseline in 100% of the tumors and complete response in up to 90%. Experiments showed a critical role of T-cells in promoting complete tumor regression. Mice with complete response were protected from subcutaneous and intravenous re-challenge of cancer cells. Thus, immunological T-cell memory was induced by INT230-6.
As part of our own research, we formulated cisplatin in water without the SHAO and added a noncolloidal dye. When injected into a human pancreatic tumor grown in a mouse model, we observed that the water formulation of the drug without the SHAO was not absorbed in the tumor. The liquid mostly leaked from the tumor. However, the formulation that incorporated SHAO was readily and rapidly absorbed by the tumor in a dose dependent manner as shown in Figure 3 below.

Figure 3 – Comparison of drug dispersion/absorption in tumors with and without our DfuseRx technology.
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
In addition to formulation experiments we conducted growth inhibition experiments using large tumors (>300 mm3) and treated with low drug doses. Typically, research conducted by other companies developing cancer products use small tumors (25 to 100 mm3). Such companies also often use large drug doses in their studies with drug amounts that are five to fifty-fold above our dose amounts. Our product candidate can completely eradicate murine tumors, an effect that is termed a complete response (“CR”). Most competitors show only a slowing down of the tumor’s growth rate over time.
INT230-6 regresses tumors over time as shown in Figure 4 panel A and extends animal life compared to the drugs given alone intratumorally at the same dose without our technology. In addition, our drug candidate shows superior efficacy given intratumorally compared to dosing the drugs intravenously. Often animals with a CR are permanently protected against the cancer. This means upon re-inoculation with the same cancer new tumors do not grow. The protective effect happens whether the cancer cells are reinoculated under the skin or administered intravenously indicating a broad systemic immune protection.
Through our research collaboration with the NCI, we generated data regarding the mechanism of action for our lead product candidate. INT230-6 shows direct tumor killing and immune cell activation. The direct tumor cell death is caused by action of the two potent agents (cisplatin and vinblastine sulfate). Data generated to date indicates infiltration of dendritic cells into the tumor which can present antigen to activate CD8 and CD4 immune T-cells against the cancer. Survival and tumor eradication are mostly driven by CD8+ T-cells. Thus, our product candidate generates high quality, vaccine-like antigen from the attenuated tumors to promote the immune activation. The Company also published data showing increases in dendritic cells, macrophage, T-cells and Natural Killer (“NK”) cells 10 days after intratumoral treatment in mouse colon tumors. Selective immune depletion of CD4 and CD8 abrogates the therapeutic effect. Figure 3 panel B that shows the influx of various immune cell into the tumor microenvironment.
The scope of the NCI studies was to assess growth inhibition, survival and immune activation. Naïve mice were SC challenged with 1 × 106 C26 cells into the right flank. Vehicle or INT230-6 (0.5 mg/ml cisplatin, 0.1 mg/ml vinblastine sulfate, 10 mg/ml IT-006 cell penetration enhancer also referred to as SHAO) were intratumorally (“IT”) administered into 300 mm3 (approx. 8.5 mm in diameter, 100 μl/400 mm3 C26 tumor) SC tumors (n = 10/group) for 5 sequential days (day 0 to 4) and tumor growth was monitored. The fraction 5/10 indicates the number of complete responders. The log rank test indicates a significant difference between the groups (p<0.0001).

Figure 4 — Mouse data showing tumor reduction and immune activation
In Panel A on the left, 100% of animals receiving INT230-6 treatment for 5 days have a slight increase followed by a decrease from baseline, with 50% of animals having a complete response compared to no treatment controls with no decrease or complete responders (data generated by the NCI see OncoImmunology 2019 Vol 8 No 10; 15). Panel B cell staining shows an increase in the immune infiltrates. Data from Int. J. Mol. Sci. 2020, 21, 4493.
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
Preclinical Good Laboratory Practice Safety of INT230-6
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

Clinical Regulatory Interactions
In the United States, the FDA regulates drug and device products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. We filed our IND application for our IT-01 Study entitled “A Phase 1/2 Safety Study of Intratumorally Administered INT230-6 in Adult Subjects with Advanced Refractory Cancers” and held a meeting with senior FDA officials in November 2016. In December 2016, the FDA provided us a “Study May Proceed” letter.
We also met formally with the Health Canada in a CTA meeting in 2016. We filed the CTA and held meetings with senior Health Canada officials. Health Canada provided us a “No Objection” letter in early 2017. As we have progressed our study, we filed several amendments since 2017 and have received “No Objection Letters” each time from Health Canada. We have been treating patients continuously under both our IND and CTA since May 2017.
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

Clinical Trials

Phase 1/2 Refractory or Metastatic Cancer (“IT-01 Study”)
The IT-01 Study, was completed in 2023. The study design permitted our product candidate to be tested in several different cancer patient populations with dosing into both superficial e.g. squamous cell, thyroid, breast, head and neck, lymph, skin, and deep body cancers such as those found in pancreatic, uterus, liver, kidneys, colon, bile duct, fat, muscles (sarcoma) and lung. The clinical trial sought to determine the safety and potential efficacy of dosing INT230-6 directly into several different types of cancers. We tested our product candidate in over 20 different cancer types.

Safety

The Phase 1/2 study treated refractory patients, who failed multiple lines of therapy. One hundred ten (110) subjects were treated in the IT-01 Study. The results of the escalation portion, which included up to 175 mL per session every two weeks, indicated a favorable safety profile of INT230-6 with or without immunotherapy, with only 7 patients out of 64 on INT230-6 alone experiencing grade 3 related adverse events. The most frequent related adverse events include localized tumor related pain.
The majority of treatment related adverse events have been low grade (grade 1 or 2). A total of 15 patients out of 110 (13.6%) had at least one grade 3 adverse event in the IT-01 Study. The primary grade 3 events have been pain, fatigue vomiting anemia, rash, dehydration and dizziness. There was one grade 4 adverse event, a decrease in the number of neutrophils, the most common type of white blood cell that contributes toward the healing of damaged tissues and resolving infections. There were no grade 5 treatment related adverse events reported. No maximum tolerated doses were established.
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
Cisplatin degraded rapidly. Measures of platinum metal are used in lieu of cisplatin for PK analysis as shown in Figure 6 Panel B. This drug retention in the tumor spares the patient the debilitating side effects of circulating drug. Indeed, the low observed plasma levels of the potent agents following INT230-6 dosing correlates with the low grade of side effects observed. Thus, IT dosing INT230-6 compares favorably to the toxicities normally associated with cisplatin and vinblastine sulfate when given intravenously at comparable doses.

Figure 6 — Free vinblastine levels and platinum metal in blood plasma over time for intratumorally administered INT230-6.
Cytotoxic components in INT230-6 have minimal systemic exposure and short half-life. Most of the active drug remains in the tumor as a result INT230-6 appears to have favorable safety data to date.
Response Evaluation Criteria in Solid Tumors (“RECIST”) for Efficacy
A standard way to measure how well a cancer patient responds to a treatment is based on whether tumors shrink, stay the same, or get bigger. Efficacy assessments for evaluating changes in tumor size in clinical trials are typically conducted with standardized oncology response criteria, for example, Response Evaluation Criteria in Solid Tumors known as RECIST or a newer version 1.1 (RECIST 1.1). There are additional guidelines for immunotherapeutic trials (“iRECIST”). These criteria measure the change in longest diameter of tumors to assess drug response. An increase in longest diameter of > 20% is considered progressive disease. The rationale behind this is that tumors should generally become smaller. The main benefit of iRECIST is to afford physicians the opportunity to confirm progression with a follow up scan of the tumors 1 to 2 months later. However, both RECIST 1.1 and iRECIST criteria were designed only to assess response to systemic therapies.
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
Tumor Death (Necrosis)
Cisplatin causes apoptotic cell death leading to necrotic tissue, and vinblastine sulfate destroys tubulin, which is needed for cell replication. Investigators report significant necrosis (dead tissue as evidenced by reduced contrast uptake in the CT image) in many injected tumors including adrenocortical, breast, chordoma, colon, head and neck, lung, sarcoma and squamous cell. Figure 7 below is an example of a squamous cell tumor that became necrotic by the 2-month scan. The darker contrast of the tumors indicated that significant necrosis of the tumor occurred following treatment.

Figure 7 — Images showing that INT230-6 induces tumor necrosis (death) in the injected tumors.
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
Abscopal Effects
In the metastatic study several subjects showed tumor size reduction of non-injected lesions in lymph nodes, liver, lung, perineum, and retroperitoneal areas (i.e. abscopal effects to visceral lesions). The apparent abscopal effect was seen primarily in patients that received a dose greater than 40% of their TTB. Abscopal effect rates may be even higher than known. Sites did not report existing tumors under 1 cm in diameter. In addition, many tumors above 1 cm were not followed and unreported. We captured images from all subjects to be able to determine the true abscopal effect in all subjects at a future time and this analysis is in progress. Figure 8 below shows uninjected tumor diameter changes over time of patients with confirmed reports of abscopal effects.
Figure 8 — Change in longest diameter of uninjected tumors over time (abscopal effects) monotherapy subjects only.

Abscopal responses in 8 tumors from 7 monotherapy patients
0
50
100
150
200
250
0%
-5%
-10%
-15%
-20%
-25%
-30%
-35%
002-002-12
004-014-12
010-001-24
011-003-11
010-004-11
010-003-12
002-016-12
002-016-13

Tumor Diameter and Corresponding Volume
For injected tumors, changes in longest diameter often do not correlate with changes in volume. Dosing is completed just prior to their first scan when the increase in tumor diameter is most likely to be highest. As noted above, RECIST measurements of whether a patient’s cancer is stable, decreasing or progressing are based on the changes in the tumor’s longest diameter. An increase in longest diameter above a threshold would indicate progression. In Figure 9, the graph on the left shows the change in individual tumors’ longest diameter over time. The graph on the right shows the same tumor’s volume over time. Tumors in many patients treated with INT230-6 can show an increase or no change in longest diameter with a decrease of the corresponding tumor’s volume. There is also a much greater volume decrease than expected for the slight decrease in longest diameter. In some cases, tumors can become cystic, which on imaging looks like a large increase. The increase in size was seen on scans until cystic tumors were drained. These data provide further evidence that RECIST may not be a good indication of efficacy for INT230-6.
Figure 9 — Chart showing that use of INT230-6 may increase tumor’s longest diameter while decreasing the tumor’s volume (sarcoma patients only).
In the left figure each color represents the change in diameters of an individual patient’s group of tumors. In the right figure the same color represents that same patient’s change in tumor volumes.
Visualizing a change in 3 dimensions also shows the limitations of using RECIST methods for determining efficacy for intratumoral INT230-6. Figure 10 shows the scan of a sarcoma patient’s tumor pre- and post-dosing. The longest diameter declines by 15%, while the second longest diameter declines 42%. Using RECIST criteria, this patient would have been classified as having stable disease, whereas the World Health Organization, which uses the two longest diameters, would classify this patient as having had a partial response, which is a better outcome.
Figure 10 — Scan showing change in two longest diameters of an injected sarcoma tumor at the base of the spine.
We believe that RECIST measurements (longest diameter) are inappropriate to capture efficacy with INT230-6. As a result, overall survival, the FDA’s gold standard efficacy endpoint, is a better measure of INT230-6’s performance in metastatic cancer.

Disease Control Rate
Even though RECIST was deemed to be less accurate for measuring efficacy, a secondary objective of the IT-01 Study was to assess the preliminary efficacy of INT230-6 by measuring the disease control rate (shown below) based on the RECIST and immune RECIST (“iRECIST”) criteria.

Monotherapy cohorts	Disease Control Rate
Total (all subjects) (N = 64), n (%)	75.0 (62.6, 85.0; 48)
Dosed ≥ 40% TTB (N = 48), n (%)	83.3 (69.8, 92.5; 40)
Dosed < 40% TTB (N = 16), n (%)	50.0 (24.7, 75.3; 8)

Sarcoma only (N = 15), n (%)	93.3 (68.1, 99.8; 14)
Dosed ≥ 40% TTB (N = 11), n (%)	90.9 (58.7, 99.8; 10)
Dosed < 40% TTB (N = 4), n (%)	100 (39.8, 100; 4)
Prior treatment
Yes (N = 31), n (%)	74.2 (55.4, 88.1; 23)
No (N = 33), n (%)	75.8 (57.7, 88.9; 25)
Survival — Phase 1 Basket Studies
The primary objectives of Phase 1 trials are to define the safety or toxicity profile of a new drug and to determine the dose for further evaluation in Phase 2 trials. Patients enrolled in Phase 1 are therefore placed at risk of toxicity, in exchange for an undefined and limited clinical benefit. Furthermore, patients who are considered for Phase 1 trials may be regarded as vulnerable because their physical condition may be deteriorating due to advanced cancer malignancy for which no further standard treatment options exist. Efficacy is not usually the primary objective. Most patients in Phase 1 studies have low survival expectations that ranges from 3 to 8 months depending on the type of cancer and the patient’s incoming health. (see Chau, N., BMC Cancer volume 11, Article number: 426 2011).
Over the past two decades the development of a prognostic score to predict survival of patients treated in Phase 1 studies has been completed and validated by the Royal Marsden Hospital in the United Kingdom (the Royal Marsden Hospital Index, or “RMHI”). The score, which is comprised of 3 risk factors (number of metastatic sites, size of tumors and nutritional levels). Scores range from 0 to 3, and are highly correlated with overall survival (“OS”). A score of 0 suggests the longest potential survival, and a score of 3 is the worst. Many studies show that subjects enrolled in Phase 1 have a survival of under 6 months when RMHI scores greater than or equal to 1. Over 75% of patients in our study had a score of 1 or 2.
In our IT-01 Study, patients were enrolled whose cancer progressed following treatment using all approved and some experimental therapies. Forty-three (43%) of patients had previous had an IV form of a platinum-based drug including cisplatin. Forty-four percent (44%) had previously received an anti-PD-1 antibody. Efficacy data from 64 patients enrolled in the IT-01 Study is available from patients receiving INT230-6 alone (referred to as monotherapy). There were over 820 different tumor injections conducted over the course of the trial with over 502 being into visceral deep tumors.
The IT-01 Study was a Phase 1/2 dose escalation (i.e. the Phase 1 basket portion) and Phase 2 (expansion of specified cancer types). There was no control arm in the IT-01 Study and no randomization though patients were enrolled with random tumor burdens and random cancer types. Therefore, there is no formal comparator to determine the significance of any given endpoint. See Table below for the patient population.

Final INT230-6 monotherapy population (n=64) in the IT-01 Study

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

Patients receiving a monotherapy dose of INT230-6 above 40 percent of their TTB measured in cubic centimeters had statistically significantly longer survival than patients who received treatment to less than 40% of their TTB. The subjects receiving a dose >40% of their total incoming tumor burden also lived much longer than would be expected for patients in a Phase 1/2 basket study. These data indicate a potentially active drug. Given the small size of the population, the heterogeneity of the cancers and variability of the incoming tumor burdens, the high and low dose groups may have been different in a way that we may not have been able to measure. We observed a strong overall survival signal in just sarcoma patients; however, this Phase 2 population size was also too small to properly assess effectiveness of INT230-6. Based on the analysis of strong absorption of our drug by the tumor and the ignition of the immune system, we have determined that overall survival was most appropriate for our Phase 3 study. OS is the FDA’s preferred endpoint for cancer clinical trials to prove efficacy.
The probability of survival for a given population can be plotted. Figure 11 panel A below illustrates the survival for all monotherapy INT230-6 subjects. See Table below for the patient population.
Treating only with our drug candidate, approximately 50% of patients would be expected to be alive at one year (blue curve) with a median overall survival (“mOS”) expected of 11.9 months. Subjects dosed an amount of INT230-6 that was less than 40% of their TTB had a mOS of 3.1 months. This result is shown in the red curve and is comparable to survival expected in historical Phase 1 basket studies (See Chau, N., BMC Cancer volume 11, Article number: 426 2011). Patients that received a dose of INT230-6 to greater than 40% of their TTB had a ~63% chance of being alive at 1 year and the median overall survival was 18.7 months. These results indicate that survival improves for those dosed to greater than 40% of their TTB compared to those receiving under 40%. While there were no differences statistically in the two populations with regards to incoming tumor burden; the sample size is small and the average values for the green curve was lower.

Figure 11 — Kaplan Meier Estimates of Sarcoma Patient-Survival Dosing INT230-6 in the IT-01 Study

Exploratory analysis of dose relative to TTB was conducted. Many tumors, including all under 1 cm in diameter, were not reported and so TTB is likely underestimated.

In the IT-01 Study, survival appears to be impacted by the total dose a patient received relative to the number and size of their tumors. Patients receiving a higher percentage of INT230-6 (mL) relative to their TTB (cm3) remained in the study longer regardless of the cancer type. The analysis using 40% of tumor burden was arbitrary; however, the conclusion from the data is that the more INT230-6 that was administered and the more tumors injected, the more likely a subject would be alive longer for a given tumor burden. In the Phase 3 study, the physicians are advised to treat as many tumors as are safe to inject.

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
Other local treatments such as radiation or ablation destroy the cell surface. Our technology disperses potent killing agents throughout tumors and enables the potent killing agents to diffuse into the cancer cell without damage to the cell membrane. When the tumor’s cancer cells are dying or no longer alive, the ability of the immune system to identify the cancer and mount a response can be increased.
In our prior studies, we collected tumor tissue before and after dosing of our drug candidate from patients injected tumors. We analyze for live and dead cancer cells (referred to as necrotic cells). Our data shows that our drug candidate can kill cancer cells over a few days to a few weeks and activate an immune response. We have observed these effects in multiple cancer types.
Methods used
In the IT-01 Study, INT230-6 injections were conducted on the first treatment cycle’s first day (“C1D0”) and on the fourteenth day (“C1D14”). Pre and post-dose biopsies from the same injected tumor were obtained on C1D0 and again 28 days later just prior to the 3rd dose on the first day of the second treatment cycle (“C2D0”). To determine the percentage of viable tumor cells and necrotic (dead) cancer cells pre and post two treatments, we conducted analysis on the collected tissue following hemotoxylin and eosin (“H&E”) staining. H&E tissue analysis helps identify different types of cells and provides important information about the pattern, shape, and structure of cells in a tissue sample.

For many patients, we observed substantial reductions of cancer following the two injections of INT230-6 alone. Below are data on cell killing and immune activation from the two cancer types, breast cancer and sarcoma. We also use immunohistochemistry (“IHC”) staining to help assess cancer and various immune cell populations, as well as the degree of cancer cell proliferation in the treated tumors.
Necrosis Results in Breast Cancer
Figure 12 shows tissue taken from a metastatic breast cancer patient from the IT-01 Study. The pre-dose C1D0 samples stained positive (dark purple) indicating significant amounts of cancer throughout the sample. However, 28 days later C2D0, there was almost no cancer observed in the collected tissue. Magnification is 400µ.
Figure 12 — Images from match pair biopsied tissue samples pre and post two INT230-6 injections:
Immune Response in Breast Cancer
In preclinical studies, our technology reduces cancer levels substantially and causes an influx of immune cells into the tumor. The below images from a breast cancer patient confirm that this effect also occurs in humans. Applying a special set of stains to the biopsied tissue enables the measurement of immune cells inside the tumor. We observe infiltrating immune cells in the tumor. In Figure 13 (below) the first panel (Image A) shows extensive cancer (blue color) (DAPI) and a marker of live and proliferating cancer. The green and yellow colors represent immune cells. The second panel (Image B) shows that 28 days after two doses there is a markedly reduced amount of live cancer (less blue stain). In addition, the green/yellow stained cells, representing CD4 and CD8 T-cells, are increased throughout the entire tissue.
Figure 13 — IHC Staining of breast cancer tissue for immune cell infiltration pre- and post-dosing of INT230-6
Necrosis Results in Sarcoma
Several patients with metastatic soft tissue sarcomas were enrolled in the IT-01 Study. As was seen with breast cancer and multiple other tumor types, there were substantial reductions of cancer in the biopsies pre- and post-dosing. As shown in Figure 14. Image A is the stained tissue sample (pre-dose) that shows significant cancer (dark purple cells) throughout the tissue sample. Image B is the stained tissue sample taken on day 28 after two doses of INT230-6 (day 0 and day 14) that shows significant reduction in the live cancer (Magnification 3.7x).

Figure 14 — Images from match pair biopsied soft tissue sarcoma subject 010-001 pre- and post-two INT230-6 injections

Image A	Image B
Immune Response in Sarcoma
We also measured DAPI and activated T-cells from a sarcoma tumor. The results again confirm that for this non-immunogenic tumor type, there is also a substantial reduction of cancer cells as seen by the decrease in the marker post INT230-6 treatment. Figure 15 shows the influx into the tumor of CD4 and CD8 T-cells at 28 days following the first dose.
Figure 15 — Staining of biopsied sarcoma tumor tissue pre and post dosing of INT230-6

Image A - Pre-dose	Image B - Post-dose
The results of the H&E analysis and the multiplex IHC staining show substantial cancer cell reduction, decreases in proliferation, and increased immune infiltration after INT230-6 treatment. The totality of the data indicate the drug has the ability to kill cancer and increase the immune response in sarcomas.
INT230-6 Efficacy in Soft Tissue Sarcoma
Sarcomas are a rare and heterogeneous group of solid tumors derived from mesenchymal cell origin. Although single agent or combination anthracycline-based chemotherapy provides some benefit for the treatment of advanced sarcomas, prognosis is still unfavorable with median overall survival in the second and third line setting of 11 to 16 months and there is significant unmet medical need. By the time subjects fail approved therapies and enter Phase 1 studies patients’ median overall survival is typically 8 to 10 months (see Subbiah, V Scientific Reports | 6:35448 | DOI: 10.1038/srep35448) depending on certain risk factors such those found in the RMHI score, and sarcoma subtype.
Thirty patients with sarcoma were treated in the IT-01 Study. Fifteen received INT230-6 monotherapy and 15 received INT230-6 with immunotherapy. Enrolled subjects receiving INT230-6 had a median of 3 (0, 8) prior therapies, median age of 64 and 13% were ECOG 0, 80% ECOG 1. Those receiving the combination with ipilimumab had a median of 4 (0, 9) prior therapies, median age of 64 and 38% were ECOG 0, with 62% ECOG 1.

The sarcoma types were leiomyosarcoma, liposarcoma, pleomorphic sarcomas, chondrosarcoma, chordoma, spindle cell sarcoma, fibrosarcoma, osteosarcoma, myofibroblastic sarcoma, desmoid type, and Kaposi sarcoma. The INT230-6 dose delivered at a single visit was up to 242 mL (112 mg of cisplatin, 24.2 mg of vinblastine sulfate) into one or more tumors. The vinblastine given exceeded the typical 5.1 mg starting IV dose for an average size person. The CIS given was equivalent to a typical IV dose. Safety in sarcoma population remained favorable. The most common treatment-related adverse events (TRAEs) in evaluable monotherapy subjects were localized pain, fatigue, decreased appetite, nausea, most of which were low grade.
We compared our Phase 1/2 basket study survival data in soft tissue sarcoma (“STS”) to overall survival data generated from three published clinical Phase 1/2 basket trials in sarcoma. In our IT-01 Study, fifteen (15) STS patients received only INT230-6 monotherapy and 14 have received the combination with ipilimumab. The 3 studies used were:
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
Each of these publications report use of the RMHI. As noted above the RMHI is validated score predictive of overall survival for cancer patients in basket studies. A subject obtains 1 point depending on their number of metastatic sites, pre-dose plasma lactase dehydrogenase level and albumin concentrations. Each of the 3 studies report the median overall survival results for subjects for various RMHI values as shown in the table below.
Median OS in Phase 1 Basket studies

Study	Jones	Cassier	Subbiah
Median OS	7.6 months	9.1 months	9.6 months
	CI (4.8 – 10.4)	CI (6.3 – 11.8)	(CI (8.1 – 14.2)*
____________
*44% of Subbiah study subjects had a RMHI score of 0 versus 26% in Sponsor’s IT-01 Study
Though the sarcoma subtype mix between the 3 literature study populations is not matched exactly, mOS from the Jones, Cassier and Subbiah studies are similar. Subbiah reports the overall survival of sarcoma patients for a given RMHI score (Figure 16 below) from the publication shows the strong correlation between RMHI score and overall survival.
Figure 16 — Overall Survival based on RMHI scores in soft tissue sarcoma (Subbiah data)

0: N = 44. median = 19.1
1: N = 46. median = 8.5
2,3: N = 10. median = 3.3
log rank p < 0.0001
Overall Survival
1.0
0.8
0.6
0.4
0.2
0.0
0
10
20
30
40
Months

We were able to estimate the RMHI score in our study for each patient receiving only INT230-6. Subjects in our study primarily had a RMHI score of 1 (33%) or 2 (40%). To be more confident that we are matching the population when comparing our drug to the Subbiah population, we created a synthetic Kaplan-Meier control curve from the Subbiah dataset that approximated our patients’ RMHI score distribution (Figure 17 below). We chose Subbiah as the dataset, because it was the study that reported the longest survival of the three Sarcoma studies, and would be the most conservative data to serve as the basis for a synthetic control.
We calculated the Kaplan-Meier synthetic control derived from the Subbiah basket trial matched to the IT-01 Study sarcoma population’s RMHI scores for all INT230-6 monotherapy patients that predicted our sarcoma patients should have had a median survival of 6.7 months.
Figure 17 — Survival of INT230-6 monotherapy sarcoma patients
Estimates of sarcoma subject survival using INT230-6 based on dose per TTB from the IT-01 Study compared to a synthetic control are shown in the table below.

	INT230-6 Dosed <40% of TTB (months)	Synthetic Control of sarcoma patients (2 prior lines) (months)	INT230-6 all subjects (months)	INT230-6 Dosed >40% of TTB Months
Median overall survival, CI	4.0	6.7	21.3	Not reached with 400 days of median follow-up
Phase 2 Presurgical Breast Cancer Study (“INVINCIBLE-2 Study”)
In March 2021, we began a Phase 2 Randomized, Window of Opportunity trial evaluating clinical and biological effects of intratumoral INT230-6 against no treatment (the SOC) in early-stage breast cancer patients awaiting surgery. The study completed enrollment and the database was locked in November 2023. The key efficacy endpoints were to (i) compare necrosis levels in tumors based on size and dose compared to saline control, (ii) the percentage of subjects having a greater than 50% reduction of viable cancer cells in their tumor compared to control, and (iii) the percentage of subjects who achieve a cell cycle arrest, defined as a reduction in the proportion of cells staining positive for Ki67, a widely used marker of cancer cell proliferation for systemic therapy. According to our estimates using the National Cancer Database, approximately 40% of patients diagnosed with breast cancer annually, there are nearly 100,000 that have no therapeutic treatment following diagnosis. Women undergoing surgery typically wait approximately 2 to 6 weeks to have the procedure.
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

Tumor Necrosis via Diffusion
Tissue taken via biopsy from tumor in the IT-01 Study shows that viable cancer cells are significantly reduced. However, in our INVINCIBLE 2 study, surgeons also removed the entire breast cancer tumor following INT230-6 injection. At the San Antonio Breast Cancer Symposium (“SABCS”) in December 2023 images showed that up to >95% of an entire large tumor greater than 4.3 cm can be killed on a single INT230-6 injection at the proper dose (in milliliters) relative to the size of the size of the tumor (in centimeters).
This result is seen in Figure 18 panel A and B. An ER+PR+HER2+ 3.9 cm grade 3 invasive ductal breast cancer tumor was treated on day 1 with 7.4 cc of INT230-6. Seven days later with another 14.8 cc. The tumor was then resected another seven days later. In panel B, a ER+PR+Her2- 4.4 cm diameter invasive lobular breast cancer tumor was treated with one dose of 21.3 mL of INT230-6, then resected 20 days later. The INT230-6 was able to kill 85% of the ductal tumor from Panel A. However, in the second panel, the drug was able to diffuse throughout nearly the entire tumor. The boundary of the tumor is shown by the black dotted lines and the red dotted lines show the extent of the necrosis. Pathology conducted on the excised tumor showed that there was only a small percentage of viable cancer cells in one area of the 4.4 cm tumor after a single dose of INT230-6 of 21.4 mL. More than 95% of the tumor was necrotic (dead) or ghost cells (cells without nucleus). These images show that diffusion distance is proportional to the amount given on a single dose. In panel C we show high necrosis after surgery of a subject with a 3.3 invasive ductal cancer, who received one INT230-6 dose of 13.3 mL. This patient’s tumor was characterized as having sheet-like necrosis to and just beyond the tumor edge.
Figure 18 Panels A and B — Showing the extent of the entire tumor and the area of dead cancer for various doses of drug; greater than 95% of the total tumor volume was killed by a single dose injections of INT230-6.

Figure 18 Panels C and D — 100% necrosis with correspond H&E staining
In the above figure the entire breast tumor has been removed. The black or blue dotted line shows the extent of the tumor, and red dotted line shows the extent of the necrotic (dead cancer) after treatment with INT230-6. For a given tumor diffusion distance and thus tumor killing is proportional to the amount of drug dosed. Both tumors shown with high grade (3) proliferative tumors.
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
As shown in Figure 19 below, within the tumor there was a relative increase in abundance of CD4 T naïve (light green) and NK cells post treatment (darker green).

Figure 19 — Relative abundance levels of immune cells present in the breast cancer tumor compared to current standard of care (no treatment controls.
Each bar demonstrates the immune cell abundance in a specific patient separated by cancer subtype, the left panel is the baseline cell population and the right panel is the post INT230-6 treatment. There was a relative increase in abundance of CD4 T naïve (light green) and NK cells (darker green) in the majority of patients post treatment.
In addition, INT230-6 demonstrated a systemic increase in the median diversity of the T-cell repertoire in patients’ blood compared to baseline that was much larger than a control saline injection as seen in Figure 19. The adaptive immune system is one of the body’s most powerful defenses. By being able to adapt, the body’s immune cells can be trained to attack undesirable cells or viruses anywhere in the body. T-cells are an important systemic component of the adaptive immune system that aid in the destruction of invaders. Immune repertoire refers to all the unique T-cell receptor (“TCR”) and B-cell receptor genetic rearrangements. Only lymphocytes that encounter an antigen with the right receptor to bind to it will be activated and proliferate during an immune response, forming a clone of cells with identical antigen receptors for attack. A greater diversity of T-cell repertoire means there is higher likelihood for a T-cell to bind to the foreign entity (e.g. cancer cells) and increase the specific T-cell clonal population to destroy the invader.
Sequencing of the TCR beta chain CDR3 regions from all plasma samples and analyzed TCR repertoire diversity using the Shannon diversity index. TCR diversity was higher post-treatment compared to the pre-treatment. Boxes depict the interquartile range with the line in the boxes showing the median, and the lines outside the boxes show the first or third quartiles of fraction as shown in Figure 20.
Figure 20 — Increase in clonal diversity in blood of all treated patients, with much bigger difference in INT230-6 drug treated vs saline groups
The INVINCIBLE 2 study demonstrated feasibility, safety, tolerability and immune activation of presurgical IT injections in breast cancer patients. Preliminary data show histologic evidence of up to 95% tumor necrosis in varying biologic subtypes including lobular carcinoma. There was also an increase in immune activation. Both of these study findings support the hypothesis that IT INT230-6 prior to SOC neoadjuvant therapy could increase pCR rates in high-risk patients.
Phase 3 Metastatic Soft Tissue Sarcoma Study (“INVINCIBLE-3 Study”)
In July 2024, we initiated and dosed our first patient in the INVINCIBLE-3 Study, a phase 3 study in 2nd/3rd line treatment for locally advanced, recurrent, inoperable, or metastatic non-diffuse soft tissue sarcoma with overall survival as the primary endpoint in a subset of advanced soft tissue sarcoma patients (leiomyosarcoma, liposarcoma and undifferentiated pleomorphic sarcoma). These subtypes comprise over 80% of the sarcoma populations. This study has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutics Goods Administration. The trial is enrolling patients and is being conducted in eight countries: the US, Australia, Canada, France, Germany, Italy, Poland, and Spain. Up to 60 sarcoma-focused hospitals and other centers are expected to participate from these countries.
The INVINCIBLE-3 Study will randomize patients 2 to 1 to either INT230-6 for 5 doses Q2 weeks with maintenance dosing every 9 weeks for 2 years or the SOC. The three drugs most used for soft tissue sarcoma will be the control SOC at the investigator’s choice depending on the type of sarcoma. Our Phase 3 study is designed to be 90% powered to detect a difference hazard value of 0.65 in overall survival between the INT230-6 treatment group and the control group with 333 patients enrolled (2:1 randomization to either INT230-6 treatment or control therapy). The study will have 3 interim data reviews. The first at 20% of events (deaths) for futility only, the second at 40% of events, and the third at 60% of events. The final analysis will be based on 80% of events (266 deaths). See Figure 21 below for INVINCIBLE-3 Study schema.
Figure 21 — The INVINCIBLE-3 Study schema comparing INT230-6 to the approved 2nd or 3rd line standard of care drugs

Figure 22 shows the survival curves from five recent Phase 3 studies using now approved SOC drugs for sarcoma, and also shows the expected Phase 3 survival for 1) the blended control based on the likely mix of sarcoma types (green curve) and 2) the INT230-6 survival curve based on the IT-01 Study results for sarcoma patients only (navy blue curve). The references showing the Phase 3 data for the SOC controls are; for trabectadin: Patel S, et. Cancer. 2019 Aug 1;125(15):2610-2620; for eribulin: Schöffski et. al. Lancet. 2016 Apr 16;387(10028):1629-37; and for pazopanib: van der Graaf et. al. Lancet. 2012 May 19;379(9829):1879-86.
It is notable that despite different regimens and sarcoma subtype distributions, the overall survival is consistent for the current SOC drugs. Our IT-01 Study enrolled sarcoma patients with mixed subtypes whose cancer progressed despite a median of 3 prior treatments. We plan to enroll a similar mix of sarcoma patients in the INVINCIBLE-3 Study, however, no patient will have progressed on more than 2 treatments. Thus, patients in the INVINCIBLE-3 Study should be healthier than those treated in our IT-01 Study, where over 25% of patients were well underdosed, and based on the tumor necrosis levels observed.

In the INVINCIBLE-3 Study, underdosing of patients will be less likely, given dosing of INT230-6 can be as high as 175mL from day 1, and patients will also receive long term maintenance treatment of INT230-6 every 12 weeks.
Figure 22 — Overall survival curves of standard of care drugs from phase 3 trials, and INT230-6 survival curve based on IT-01 Study sarcoma patient results.

The survival curves from five recent Phase 3 studies using now approved standard of care drugs for sarcoma. The figure also shows the expected Phase 3 survival for 1) the blended control based on the likely mix of sarcoma types (green curve) and 2) the INT230-6 survival curve based on the IT-01 Study results for sarcoma patients only (navy blue curve), which was conducted in a less healthy sarcoma population.

Phase 2 Pre-surgical (Neoadjuvant) Triple Negative Breast Cancer Study (“INVINCIBLE-4 Study”)
In October 2024, in collaboration with SAKK, we initiated and dosed our first patient in the INVINCIBLE-4 Study, a phase 2 study to treat patients with localized TNBC. The INVINCIBLE-4 Study is a randomized open-label, multicenter study to determine the clinical activity, safety, and tolerability of INT230-6 in patients with tumors greater than two centimeters having early-stage, operable TNBC. These patients undergo SOC treatment, which consists of pembrolizumab, anthracyclines, carboplatin, cyclophosphamide, and paclitaxel. The primary endpoint is pCR in the primary tumor and affected lymph nodes. Patients will be randomized one to one to receive a regimen of two doses of INT230-6 followed by SOC, or SOC alone. The study is expected to enroll 54 patients in up to 16 centers in Switzerland and France.
The FDA instituted its Accelerated Approval Program to allow for earlier approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. The use of a surrogate endpoint can considerably shorten the time required prior to receiving FDA approval. In November 2020, we met with the FDA to discuss use of our drug prior to surgery for breast cancer patients at high risk of disease recurrence such as those with TNBC for potential accelerated approval. The surrogate endpoint we discussed with the FDA was pCR, defined as the absence of residual invasive and in situ cancer on H&E evaluation of the complete resected breast specimen and all sampled regional lymph nodes following completion of neoadjuvant systemic therapy. pCR is an accepted FDA criteria for triple negative breast cancer for accelerated approval.

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
As shown in Figure 18 above from the INVINCIBLE 2 Study INT230-6 can cause >95% of a large tumor to become necrotic on a single dose without toxicity other than minor pain at the injection site. Combining one or two doses upfront of INT230-6 with the SOC neoadjuvant therapy (pembrolizumab with anthracycline, cyclophosphamide and taxane) could potentially increase the pCR rate significantly to allow for accelerated approval especially in the more challenging tumors greater than or equal to 2 cm. Further use of INT230-6 may allow for the elimination of the anthracycline or cyclophosphamide and could reduce the toxicity of current chemotherapy regimen while obtaining an increase in pCR. The data on percent tumor necrosis form the phase 2 INVINCIBLE-4 Study will indicate how much necrosis can be induced upfront.
The Phase 2 design of the INVINCIBLE-4 Study is shown in Figure 23 below.
Figure 23 — The INVINCIBLE-4 Study schema comparing INT230-6 to the approved 2nd or 3rd line standard of care drugs

Phase 2 Metastatic Triple Negative Breast Cancer Study (contingent on additional capital raises)

The FDA designation of INT230-6 for Fast Track was made in 2018 as response to our proposed development program evaluating INT230-6 for the treatment of patients with relapsed or metastatic triple negative breast cancer. Metastatic TNBC patients have a poor prognosis, with a median overall survival of 13.3 months with treatment first line. Recently approved treatments including Lynparza (PARP inhibitor) and Tecentriq (PD-L1 inhibitor). Those treatments target a specific subset of patients, with BRCA 1 or 2 and PD-L1 positive markers, respectively. Our target population would be more inclusive. Continuing chemotherapy treatment until disease progression is currently the SOC for patients with metastatic TNBC, with no preferred chemotherapy regimens established at this time. Gilead presented data at the 2021 American Society of Clinical Oncology (ASCO) Annual Meeting (Abstract #1080) for second line use of sacituzumab (Trodelvy). Sacituzumab extended median overall survival to 10.9 months versus 4.9 months with chemotherapy (HR: 0.51; 95% CI: 0.28-0.91). With a small sample size in the IT-01 Study, INT230-6 either as monotherapy or with pembrolizumab has shown in refractory metastatic breast cancer (all types) a median overall survival of 12 months (n=9), and in subset of just m TNBC subjects, a median overall survival of approximately 12.5 months.
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
The process required by the FDA before our product candidate is approved for therapeutic indications and may be marketed in the United States generally involves the following:
•completion of extensive nonclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the proposed drug product candidate for its intended purpose;
•preparation and submission to the FDA of a NDA after completion of all pivotal trials;
•a determination by the FDA after its receipt of an NDA, to file the application for review;

•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with cGMP requirements, to assure that the facilities, methods and controls are adequate to assure the drug product’s identity, strength, quality and purity;
•potential FDA audit of the clinical trial sites that generated the data in support of the NDA to confirm compliance with GCP requirements and data integrity;
•payment of user fees for FDA review of the NDA; and
•FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review of the product candidate, if applicable, prior to any commercial marketing or sale of the drug product in the United States.
Preclinical and clinical trials for drug products
Before testing any drug in humans, the product candidate must undergo rigorous preclinical, or nonclinical, testing. Preclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA to specify that nonclinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies as well as the U.S. Department of Agriculture’s Animal Welfare Act, if applicable.
The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans and must become effective before clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. The IND automatically becomes effective 30 days after receipt by the FDA, unless the agency, within the 30-day time period, raises concerns or questions about one or more proposed clinical trials, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in FDA authorization to begin a trial. Some long-term nonclinical testing may continue after the IND is submitted. A separate submission to an existing IND must also be made for each successive clinical trial conducted during development of a product candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.
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
Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Some clinical trials also include oversight by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may recommend that the sponsor halt the clinical trial if the data safety monitoring board determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

There also are requirements governing the reporting of certain ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including trial results, must be submitted to the NIH within specific timeframes for publication on the ClinicalTrials.gov data registry. Sponsors of clinical trials registered with NIH are obligated to disclose the results of such trials, but such disclosure can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical trial or to submit trial results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The U.S. Department of Health and Human Services’ final rule and NIH’s complementary policy on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against clinical trial sponsors that fail to comply with such requirements.
We have conducted our trials in Canada under a clinical trial authorization from Health Canada, the regulatory authority in Canada. While we plan to conduct any international clinical trials we sponsor under appropriate country filings in the future, a sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. The FDA will accept as support for an IND or application for marketing approval a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.
•Phase 1 — The investigational product is introduced into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism, distribution and excretion of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. As noted above for new cancer treatments such as ours, or other severe or life-threatening diseases, especially where the product may be too inherently toxic to ethically administer to healthy volunteers, initial human testing is often conducted with patients.
•Phase 2 — This phase typically involve administration of the investigational product to a limited patient population with a specified disease or condition to identify possible adverse side effects and safety risks, preliminarily evaluate the efficacy, and to determine dosage tolerance, optimal dosages and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3 — These clinical trials typically involve administration of the investigational product to an expanded patient population, generally at multiple geographically dispersed trial sites, to further evaluate dosage, clinical efficacy and safety. Such trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide, if appropriate, an adequate basis for product approval and labeling. Generally, two adequate and well-controlled Phase 3 clinical trials, or in certain cases one large multicenter trial with robust results, are required by the FDA to support approval of an NDA.
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
A pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need. Congress also recently amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators 15 days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human participants exposed to the investigational product and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.
Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the drug characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and to identify appropriate storage conditions for the product candidate.
NDA Submission and Review by the FDA
Assuming successful completion of all required clinical testing in accordance with applicable regulatory requirements, detailed information on the product candidate’s is submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The NDA must include all relevant data available from pertinent pre-clinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug product may be marketed in the United States.
In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA, for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new clinically active component, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within sixty days after an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the pivotal clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs. The FDA may, on its own initiative or at the sponsor’s request, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adult populations, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, PREA does not apply to any drug product for an indication for which orphan designation has been granted.
The FDA reviews all submitted NDAs to ensure that they are sufficiently complete for substantive review before it accepts them for filing, and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. If the FDA refuses to file the NDA and requests additional information, the application must be resubmitted with the requested information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the proposed indication and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA and respond to the applicant, and six months from the filing date of an original NDA is granted priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification and the sponsor’s process to respond to such inquiries. As a result, the NDA review process can be quite lengthy.
Further, under PDUFA, as amended, each NDA must be accompanied by a substantial user fee, and the sponsor of an approved NDA is also subject to an annual program fee for each approved drug product. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions may be available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no application user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
During its review of an NDA, the FDA may refer an application for a new drug product to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) as a condition for approving the NDA to ensure that the benefits of the product outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS plan. The FDA will not approve an NDA without a REMS plan, if required.
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA will issue either an approval letter or a Complete Response Letter (“CRL”). A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL will usually describe all of the deficiencies that the FDA has identified in the NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. However, even with submission of the additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
Even if the FDA approves a drug product, depending on the specific risk(s) to be addressed, the FDA may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, any of which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Fast Track, Breakthrough Therapy and Priority Review
The FDA maintains several programs designed to facilitate and expedite development and review of certain new drugs that are intended for the treatment of serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs or represent a significant improvement over existing therapies. These programs include fast track designation, breakthrough therapy designation, and priority review.
A new drug product is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be superior to existing therapies based on efficacy or safety factors. Fast Track Designation provides increased opportunities for more frequent sponsor interactions with the FDA during product development to help facilitate and expedite the development and review process. In addition, the FDA may initiate a rolling review once a marketing application is filed, meaning that the agency may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
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
Finally, the FDA may grant priority review to a product candidate intended to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness over existing therapies. The FDA determines at the time that the NDA is submitted, on a case-by-case basis, whether the proposed drug product represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a NDA from ten months to six months for an original application from the date of filing.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decided that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval and may not ultimately expedite the development or review process.
Accelerated Approval
In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug or biologic, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug or biologic.
The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug or biologic, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs and biologics for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to establish the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. Congress recently provided FDA with additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under the act’s amendments to the FDCA, FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.
All promotional materials for product candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA.
U.S. Post-Approval Requirements for Drugs
Drugs manufactured or distributed pursuant to the FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by a manufacturer’s employees but also by its agents or those speaking on its behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products carry reimbursement under federal health care programs. Promotional materials for approved drugs must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. FDA may also condition approval of a drug product on the development and approval of a REMS. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
In addition, drug manufacturers and their subcontractors involved in the manufacture of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic scheduled or unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual program fee for any marketed product.
Once a drug product is granted marketing approval, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers over a ten‑year period, which culminated in November 2023. After an additional one-year stabilization period to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity, the applicable requirements under the DSCSA became fully enforceable as of November 27, 2024. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Orphan Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan drug designation (“ODD”) to a drug intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting an NDA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.
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
We filed for orphan drug status with the FDA in December 2021, responded to clarifications from the FDA in March 2022, and received orphan drug designation for all three components of INT230-6—SHAO, cisplatin and vinblastine—for soft tissue sarcoma in June 2022. This designation makes INT230-6 eligible for seven years of marketing exclusivity if it receives marketing approval for the treatment of soft tissue sarcoma.
A drug product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months of marketing protection to the term of any existing regulatory exclusivity periods or listed patents. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted if any NDA sponsor submits pediatric data that fairly responds to a Written Request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. Although this is not a patent term extension, it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a Written Request by the FDA does not require the sponsor to undertake the described studies.
The Hatch-Waxman Act and Marketing Exclusivity
Under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, Congress authorized the FDA to approve generic drugs based on innovator or “reference” drugs previously approved by the FDA. Congress also enacted Section 505(b)(2) of the FDCA, which provides a hybrid drug approval pathway combining features of a traditional NDA and a generic drug application.
To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”). Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in the agency publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, an applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain nonclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the RLD has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable.

In seeking approval of an NDA or a supplement thereto, the NDA sponsor is required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Upon approval of an NDA, each of the patents listed in the application for the drug is published in the Orange Book. When an ANDA applicant submits its application to the FDA, the applicant is required to certify to the FDA concerning any patents listed in the Orange Book for the RLD, except for patents covering methods of use for which the follow-on applicant is not seeking approval. To the extent a Section 505(b)(2) applicant is relying on studies conducted for an already approved product, such an applicant is also required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.
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
A certification that the new product will not infringe the RLD’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders for the RLD once the applicant’s ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification notice automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the follow-on applicant’s ANDA or 505(b)(2) NDA will not be subject to the 30-month stay.
In addition, under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the referenced RLD has expired. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a drug containing a new chemical entity (“NCE”). For the purposes of this exclusivity provision, a drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.
The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to conduct, or obtain a right of reference to, all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Patent Term Extension
A patent claiming a prescription drug or medical device for which FDA approval is granted may be eligible for a limited patent term extension under the FDCA, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug or medical device is under regulatory review while the patent is in force. The restoration period granted on a patent covering a new FDA-regulated medical product is typically one-half the time between the date a clinical investigation on human beings is begun and the submission date of an application for premarket approval of the product, plus the time between the submission date of an application for approval of the product and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an eligible FDA-approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the marketing approvals. The U.S. Patent and Trademark Office, or USPTO, reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
If a patent relating to a drug product might expire during the NDA review and approval phase, the patent owner may request an interim patent term extension. An interim patent term extension increases the patent term by one year and may be renewed up to four times. For each interim patent term extension granted, the post-approval patent term extension is reduced by one year. The Director of the USPTO must determine that approval of the drug covered by the patent for which an interim patent term extension is being sought is likely.
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
•The federal Anti-Kickback Statute (“AKS”), which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, arrangement or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the AKS or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs;
•The federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may assert that a claim that includes items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
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
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain advanced non-physician healthcare practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts;
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and foreign laws that govern the privacy and security of health information in some circumstances, which may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.
The distribution of drug products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

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
In the European Union and other countries outside of the United States, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed to. Additionally, some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. In certain jurisdictions, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
The containment of healthcare costs has become a priority of federal and state governments, and the prices of therapeutics have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic and biosimilar products for branded prescription medicines, respectively. In recent years, the U.S. Congress has considered reductions in Medicare and Medicaid reimbursement levels, including for medicines administered by physicians. The Centers for Medicare and Medicaid Services (CMS), also has authority to revise reimbursement rates and to implement coverage restrictions for most drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products we may market in the future. While Medicare regulations apply only to pharmaceutical benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.
The ACA was enacted in March 2010 and has had a significant impact on the healthcare industry in the United States by expanding coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. We expect that future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.
Additionally, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) and includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples of an RLD to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B Drug Pricing Program. The maximum amount that a manufacturer may charge a 340B covered entity for a given product is the average manufacturer price, or AMP, reduced by the rebate amount paid by the manufacturer to Medicaid for each unit of that product. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.
Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to CMS beginning on January 1, 2022, subject to enforcement via civil money penalties.

In August 2022, the Inflation Reduction Act of 2022, or the IRA, became law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biological product manufacturers for negotiated prices of 10 products, which will become applicable for payment year 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (PDABs). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (UPLs) on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on our profitability for placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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
Government Regulation of Drugs Outside of the United States
To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our product candidates. For instance, in the European Economic Area (“EEA”) (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway, medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.
•Centralized procedure — If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a marketing authorization application under the accelerated assessment procedure is 150 days, excluding clock stops.
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
Only products for which marketing authorizations have been granted may be promoted in the EU. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after the initial five-year period on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA, or the applicable competent authority, with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission, or the applicable competent authority, decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any marketing authorization which is not followed by the actual placing of the drug on the market in the EEA (in case of centralized procedure) or on the market in the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).
New products for therapeutic indications that are authorized for marketing (i.e., reference products) in the EU qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.
In 2014, the Clinical Trials Regulation, (EU) No 536/2014 (“Clinical Trials Regulation”) was adopted, and it became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, as it repealed the Clinical Trials Directive 2001/20/EC, which previously governed the application process to obtain authorization for and the performance of clinical trials in the EU. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the Clinical Trials Information System (“CTIS”), a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part 1 is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part 2 is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. Use of CTIS became mandatory for new clinical trial application submissions as of February 1, 203.
The collection and use of personal health data in the European Union, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR only permits exports of data outside of the EU where the country where the recipient is located is deemed to have adequate data privacy laws by the European Commission or where there is a suitable data transfer solution in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses). On July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address transfers of personal data from the EU to the United States. Notably, the new obligations were geared to ensure that data can be accessed by U.S. intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of annual global turnover, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.
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
Manufacturing
We do not own or operate facilities for drug manufacturing, storage and distribution, or testing. We work with clinical manufacturing organizations to manufacture the clinical supplies of our current and any future product candidates. We have established an operations leadership team with extensive experience in manufacturing drugs based on amphiphilic agents, and in the construction, validation, approval and operation of facilities designed to manufacture these products. We have established an operations leadership team with extensive experience in manufacturing of the SHAO and INT230-6 product candidate. Our team has developed a reproducible manufacturing process for SHAO and our product candidates. In 2016, our first batch of INT230-6 was produced under FDA regulated cGMP and scaled up successfully. We generated and continue to generate stability data showing that INT230-6 had acceptable stability through 36 months using validated analytical methods.
Competition
The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immune-oncology therapies for the treatment of cancer. There are other companies working to develop new drugs, immunotherapies and other approaches for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immune-based treatments for cancer include Amgen, AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Inc., Merck & Co., Merck KGA, Novartis, Pfizer Regeneron and Roche (Genentech, Inc.) In addition, other companies have oncology divisions including large companies such as Eli Lilly and GlaxoSmithKline or and several smaller midsize organizations.
Some of the products and therapies developed by our competitors are based on scientific approaches that are the similar to our approach, including with respect to the use of intratumoral delivery or activation of the immune system (Amgen). Other competitive products and therapies are based on entirely different approaches. We are aware that Replimune Group, Inc., Amgen Inc., ImmVira Co., Ltd., IconOVir Bio, Inc., and FerGene, Inc., among others, are developing immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
Intellectual Property
We have a robust intellectual property position with 18 issued patents (with 3 of such patents being issued in the US). We have the ability to enforce our patent claims in 41 countries including the U.S. and all external major pharmaceutical markets.
Our three United States Patent and Trademark Office (“PTO”) issued patents are as follows; (i) US Patent Number 9,351,997 is directed to a method of treating cancer, with a registration date of May 31, 2016 and an expiration date of December 6, 2033, (ii) US Patent Number 9,636,406 is directed to a method of treating cancer, with a registration date of May 2, 2017 and an expiration date of September 15, 2033, and (iii) US Patent Number 10,888,618 is directed to a method of treating cancer, with a registration date of January 12, 2021 and an expiration date of September 15, 2033.
We also have one U.S. patent application pending. US Patent Application Number 17/108,099 is directed to a method of treating cancer, with a filing date of December 1, 2020. We are prosecuting patents in every major market and have been granted patents in Australia, Brazil, Canada, China, 27 European countries (Austria, Belgium, Cypress, Czech Republic, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Macedonia, Malta, Monaco,

Netherlands, Norway, Poland, Portugal, Romania, San Marino, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), India, Israel, Japan, Macau, Mexico, Russia, Singapore, South Africa and South Korea.
Each application and issued patent have multiple claims directed to technology, methods, formulations and our lead product candidates. Together with trade secrets, know-how and continuing technological innovation, we believe that our IP position is thorough, novel, non-obvious and has been reduced to practice. The technology underlying the pending patent application directed to our lead product candidates has been developed by us and not acquired from in-licensing from any third party.
Employees and Human Capital Resources
As of March 1, 2025, we had sixteen employees and contractors, including one with an M.D. and one with a Ph.D. degree, consisting of two part-time and five full-time employees, and nine contractors. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.
Employee levels are managed to align with the pace of our business and management believes that it has sufficient human capital to operate its business successfully.
Talent Attraction and Engagement
Our talent attraction strategy includes utilizing employee referrals and networks, with a generous referral award, and job boards. We retain our talent through open and honest communication. Leadership is accessible to all levels of the organization. Feedback is encouraged through formal surveys, regular employee check ins, and the opportunity to provide anonymous suggestions. We continuously seek to improve, and we remain nimble in our ability to implement suggestions that will further benefit our employees. Employees know they have a real opportunity to be heard and to affect our business and culture.
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
In addition to salaries, we offer dynamic competitive compensation programs that are in line with our peers and industry. To reward employee contributions and enable them to share in our success, all employees receive generous and attainable incentive compensation beyond their base salary and equity compensation opportunities. We offer a 401(k) with employer match, employer-subsidized insurance benefits which are both robust and cost effective, flexible spending accounts, and employee assistance programs, among many other employee benefits. Recognizing the importance of work/life balance, employees are not limited to a predetermined number of vacation days, and we offer employees an above average number of paid holidays. We offer company paid family leave and all employees receive full incentive compensation during approved leaves of absence.
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
We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investors section of our internet website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Rooms at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.
Item 1A. Risk Factors
An investment in our common stock (“Common Stock”) is speculative and involves a high risk, including a risk of your entire investment. You should carefully consider the risks described below and the other information in this Annual Report before buying shares in Intensity Therapeutics, Inc. These are risks and uncertainties that management believes are most likely to be material and therefore are important for an investor to consider. Our business operations and results may also be adversely affected by additional risks and uncertainties not presently known to us, or which are currently deemed immaterial, or which are similar to those faced by other companies in the pharmaceutical industry or business in general. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, or cash flows would likely suffer. In that event, the value of our stock could decline, perhaps significantly.
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
•The report of our independent registered public accounting firm for the year ended December 31, 2024 contains a statement with respect to substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations and negative cash flows.

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
•Third-party payors may not reimburse for the use of our product candidates, or such reimbursement may be inadequate.
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
To date, we have financed our operations primarily through an initial investment from our founder and the issuance and sale of Common Stock, our convertible preferred stock and convertible debt notes, to outside investors in private equity financings. In July 2023, we also received the proceeds from our initial public offering (“IPO”). From our inception through December 31, 2024, we raised an aggregate of $57.4 million in cash received from the net proceeds from such transactions. As of December 31, 2024, our cash and cash equivalents were $2.6 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $66.8 million as of December 31, 2024. For the years ended December 31, 2024 and 2023, we reported net losses attributable to stockholders of $16.3 million and $11.9 million, respectively.
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

Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

The report by our auditors includes a paragraph that states that substantial doubt exists about the Company’s ability to continue as a going concern.
The report of our independent registered public accounting firm for the year ended December 31, 2024 included herein contains an explanatory paragraph concurring with management’s assessment indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations and negative cash flows. We do not have a history of earnings and, as a result, substantial doubt exists about our ability to continue as a going concern. Further, based on the cash and cash equivalents as of December 31, 2024, we only have sufficient cash to continue with our business plan through the end of the first quarter in 2025.
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
Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. However, because of our limited resources, there are limited controls over information processing. As of December 31, 2023, we identified material weaknesses due to (i) a lack of segregation of duties due to limited administrative staff, (ii) limited reconciliation and review procedures over clinical contract accruals as we have rapidly expanded into new, late-stage clinical studies, and (iii) information technology matters regarding user access that aggregate to a material weakness. These material weaknesses were remediated as of December 31, 2024.
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
We expect that existing cash and cash equivalents will not be sufficient to fund our operations and capital expenditure requirements for approximately the next 12 months. Accordingly, we will need to obtain substantial additional funding to continue our operations. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Any additional fundraising efforts may also divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.
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
We have initiated a global phase 3 trial in sarcoma, and have received authorizations from several regulatory authorities to conduct the study, we have never completed a phase 3 registration study. There are inherent risks involved in the conduct of a global phase 3 trial that can be beyond our control. We also have initiated a randomized controlled phase 2 study in presurgical breast cancer. It may take several years to complete the testing of our product candidates and technology for the indications for which we wish to obtain approval. Over 210 patients have been enrolled in our clinical trials through March 1, 2025. Failure or delay can occur at any stage of development, for many reasons, including:
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
•the FDA or foreign regulatory authorities may request additional clinical trials, including more than one Phase 3 trial, relating to any potential NDA submissions; and
•the FDA or foreign regulatory authorities may change their approval policies or adopt new regulations that may negatively affect or delay our ability to bring a system to market or require additional clinical trials.
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
There are a number of companies trying to develop intratumoral therapies. However, most of our competitors are currently focused on intratumoral treatment approaches that stimulate immune cells to achieve inflammation rather than directly killing a tumor. This shift to a pure immune-oncology treatment has reopened the investigations into intratumoral approaches focusing on activating local immune response. Amgen markets a novel genetically modified oncolytic viral-based immunotherapeutic, talimogene laherparepvec (“T-Vec”), that has been approved for IT use in cutaneous melanoma. While T-Vec is approved solely for local treatment of localized cutaneous melanoma, the drug has not been shown to improve overall survival or have any effect on distal metastases, which will be a critical factor to broader use. Another viral based system is being developed by Replimune. RP1 is Replimune’s genetically modified herpes simplex type 1 virus that is designed to directly destroy tumors and to generate an anti-tumor immune response. This product is being evaluated in a Phase ½, open label, multicenter, dose escalation and expansion, first-in-human clinical study to evaluate the safety and tolerability, biodistribution, shedding, and preliminary efficacy of RP1 alone and in combination with nivolumab in adult subjects with advanced and/or refractory solid tumors. The IGNYTE Study, which started in 2017, includes a dose escalation Phase for single agent RP1, an expansion Phase with a combination of RP1 and nivolumab and a Phase 2 portion in specified tumor types for the combination therapy. Dose escalation of RP1 by intratumoral injection in superficial tumors and in visceral tumors. The objective of this viral approach is to transfect the granulocyte-macrophage colony-stimulating factor gene into the tumor microenvironment to recruit a local inflammatory response that would promote a systemic immune response.
A number of high-profile neoadjuvant immunotherapy trials are currently underway. Several studies listed on the ClinicalTrials.gov website, are studying a diverse array of immune modulating therapies in the neoadjuvant setting for treatment of solid tumors. Recent and ongoing clinical trials utilizing neoadjuvant intratumoral immunotherapy include intratumoral agents such as:

•Poly-ICLC (Hiltonol) for prostate cancer in phase 1 (NCT03262103), which is recruiting,
•TLR7 agonist (Imiquimod) for treatment of melanoma in phase 3 (NCT01720407), which is active though not yet recruiting, and
•TLR9 agonist (CMP-001) and pre-operative stereotactic body radiation therapy in early-stage TNBC, which is recruiting.
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
In addition to creating the Section 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (“RLD”), and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, a follow-on applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Such products, if approved and depending upon the scope of the changes made to the reference drug, may also compete with any product candidates for which we receive approval.
The FDA is prohibited by statute from approving an ANDA or 505(b)(2) NDA when certain marketing or data exclusivity protections apply to the RLD. However, if any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then this competitor or third party may then be able to introduce a competing generic product onto the market.
Furthermore, the CREATES Act established a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish necessary samples of an RLD on “commercially reasonable, market-based terms.” If generic developers request samples of any product candidates for which we receive marketing approval in order to conduct comparative testing to support one or more ANDAs for a generic version of our products, and we refuse any such request, we may be subject to litigation under the CREATES Act. Although lawsuits have been filed under the

CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date, no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.
We cannot predict the interest of potential follow-on competitors or how quickly others may seek to come to market with competing products, whether approved as a direct ANDA competitor or as a 505(b)(2) NDA referencing one of our future drug products, should such products achieve marketing approval. If the FDA approves generic versions of any of our products in the future, should they be approved for commercial marketing, such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval, which could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments.
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
We will need to raise additional funds in the future to develop or enhance our product candidates, to fund expansion, to conduct additional clinical trials and to fund general operating expenses. For example, with regard to our INVINCIBLE-3 Study and INVINCIBLE-4 Study, we expect that our cash and cash equivalents will not be sufficient to allow us to obtain regulatory authorizations to proceed for these trials. There is no assurance that additional financing will be available on terms favorable to us, or at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these securities might have rights, preferences, or privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.
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
Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry.
In addition, disruptions at the FDA and other agencies may slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough critical employees and stop critical activities.
If a prolonged government shutdown occurs, or if legislative or regulatory developments or global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Although many drugs have been approved by the FDA for use as therapeutic agents, regulatory approval is likely required in the United States for the combined enhancer component with the drug component(s) and the specific indication, dose, and route of administration of the therapeutic agent or agents used for our product candidates.
We will likely need to obtain separate regulatory approvals for each product that uses our technology with single or multiple therapeutic agents that we intend to market. All the manufacturing facilities used to manufacture components or assemble our product candidates must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and other supporting information for each proposed therapeutic indication to establish to the FDA’s satisfaction that the manufacturing facilities and processes are sufficient to assure the product’s safety, efficacy, identity, strength, quality, and purity for each intended use. The pre-clinical testing and clinical trials of any products using our technology with any therapeutic agent or compound we use must comply with applicable regulations of the FDA and other federal, state, and local government authorities in the United States. Clinical development is a long, expensive, and uncertain process and is subject to delays. We may encounter delays or rejections for various reasons, including our inability to enroll enough patients to complete our clinical trials. Moreover, approval policies or regulations may change. If we do not obtain and maintain regulatory approval for our system and our use of therapeutic agents, our results of operations will be harmed.
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
To market the product candidate in the United States, we must submit to the FDA and obtain FDA approval of an NDA. An IND application is the first step in the regulatory process. Under an IND, a Company develops a drug through clinical trials in human subjects in the hopes of gathering sufficient evidence of safety and effectiveness to support the submission to the FDA of an NDA to permit marketing of the drug. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding CMC to demonstrate the safety and effectiveness of the applicable product candidate. Regulatory approval of an NDA is not guaranteed. The number and types of preclinical studies and clinical trials that will be required varies depending on the product candidate, the disease or condition that the product candidate is designed to target, and the regulations applicable to the product candidate. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage and we could encounter problems that cause us to repeat or perform additional preclinical studies, CMC studies or clinical trials. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:
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
The regulatory review and approval process is lengthy, expensive, and inherently uncertain. As part of the Prescription Drug User Fee Act, the FDA has a goal to review and act on most submissions in a given time frame. The general review goal for a drug application is ten to twelve months for a standard application and six months for a priority review application. The FDA’s review goals are subject to change and it is unknown whether the review of an NDA filing for any of our product candidates will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other NDAs that are submitted to the FDA around the same time. The development and approval process may take many years, require substantial resources, and may never lead to the approval of a product. Failure to obtain or delays in obtaining regulatory approvals may:
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
Congress also amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates, but initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates. We may also experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.
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
We do not currently have the ability to independently conduct any clinical trials. We intend to rely on CROs, laboratory service providers, clinical investigators, and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We and our contracted service providers are required to comply with applicable GLP regulations for nonclinical studies and GCP regulations for clinical trials. GLP and GCP requirements applicable to any of our product candidates that are in preclinical and clinical development in the United States are set forth in FDA regulations and guidelines. Similar requirements are described in guidelines produced by the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) and are applicable and enforced in certain jurisdictions, such as the EU, and many other countries and jurisdictions have established similar requirements applicable to preclinical studies and clinical trials. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on our contracted CROs, investigators, laboratory facilities, and trial sites to conduct preclinical studies or clinical trials in compliance with applicable regulations, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our contracted service providers fail to comply with applicable regulations, the data generated in our preclinical studies or clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our contracted service providers fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process
Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:
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
If our relationship with any of these CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or contracting with additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. While we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business, financial condition and prospects.
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
For example, we may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves one or more of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for such products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with the FDA’s cGMP regulations, GCP regulations for clinical trials (including post-marketing trials), and GLP regulations with respect to nonclinical studies. In addition, post-marketing requirements for our product candidates, if approved, may include implementation of a REMS to ensure that the benefits of the product outweigh its risks. A REMS may include a medication guide, a patient package insert, a communication plan to healthcare professionals, and/or other elements to assure safe use of the product. Compliance with all these requirements, and any other requirements imposed upon us or our contract manufacturers and other service providers by U.S. or overseas regulators, could be costly, and failure to comply with these requirements could cause us to lose any marketing approval that we may have obtained, subject us to sanctions and jeopardize our ability to commercialize our product candidates.
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
If no product candidates using our technology are approved by the FDA or other regulatory body, third-party payors in the United States or anywhere will not reimburse the use of our product candidates. Even if approval is obtained, our products may become subject to inadequate reimbursement, unfavorable pricing regulations or healthcare reform initiatives, which may harm results of operations.
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
The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development; however, many of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing or other measures to reduce drug prices.
Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement/payment for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary and/or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. At this time, we are unable to determine their cost effectiveness or the likely level or method of reimbursement for our product candidates. Increasingly, third-party payors, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts paid for pharmaceutical products. If the price we are able to charge for any products we develop, or the payments provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

We currently expect that any drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (such as most injectable drugs) may be eligible for coverage under the Medicare Part B program if:
•they are incident to a physician’s services;
•they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice; and
•they have been approved by the FDA and meet other requirements of the statute.
There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to pay all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and payment is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate payment is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Moreover, eligibility for coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could adversely affect our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
Further, there have been, and may continue to be, legislative and regulatory proposals at the U.S. federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of healthcare. The continuing efforts of the government, insurance companies, managed care organizations and other third-party payors to contain or reduce costs of healthcare may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our products that obtain marketing approval, which may adversely affect our future profitability.
In addition, the Inflation Reduction Act of 2022 (the “IRA”) became law in August 2022 and includes multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation, a calculation that is based on the specific product and is dependent on the volume of the product that is paid for by Medicare Parts B or D. In accordance with the IRA, CMS has begun negotiating drug prices, starting for payment year 2026, for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures.
In some foreign countries, particularly the member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can be a long and expensive process after the receipt of marketing approval for a drug candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our drug candidates to other available therapies in order to obtain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to successfully commercialize and achieve or sustain profitability for sales of any of our drug candidates that are approved for marketing in that country and our business could be adversely affected.
Risks Related to Manufacturing, Commercialization, and Market Acceptance of Products made using our Technology.
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
•our third-party manufacturers may fail to comply with cGMP requirements, and inspections by the FDA or other comparable regulatory authorities may result in observations of noncompliance;
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
Our product candidate is comprised of three key ingredients, the excipient (referred to as “SHAO”) and two active, commercially available pharmaceutical ingredients cisplatin and vinblastine sulphate. Currently each of the three ingredients and our product candidate are single sourced. While we are aware of other suppliers for the two active ingredients, those suppliers have not been qualified as yet. We also have identified other producers of both the SHAO excipient and the finished product candidate. We manufacture SHAO using Curia in Albany, New York and the INT230-6 drug product at Curia in Glasgow, Scotland. We have only qualified Curia to produce SHAO and INT230-6 at this time. We control the manufacturing processes for SHAO and INT230-6, and we have all information on the production of the molecule and product candidate; however, it would take several months to qualify a new supplier or suppliers. We purchase the cisplatin from Veranova in West Deptford, New Jersey. Veranova is the developer of cisplatin and one of the world’s largest producers of cisplatin. We have only qualified Veranova as a supplier of cisplatin for our product candidate. We purchase vinblastine sulfate from Minakem located in Mont-Saint-Guibert, Belgium. We have only qualified Minakem as a supplier of our vinblastine sulfate for our product candidate. It would take several months to quality new vendors for cisplatin and vinblastine sulfate.
We rely and expect to continue to rely completely on third parties to manufacture key components of our preclinical, clinical trial and commercial product candidate supplies. The development and commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of such product supplies or fail to do so at acceptable quality levels, including in accordance with applicable regulatory requirements or contractual obligations, and our operations could be harmed as a result. The components of our product candidates, including enhancers, drugs, and excipients, must be manufactured and assembled in accordance with approved manufacturing and predetermined performance specifications and must meet CGMP and quality systems requirements. Many of the other components of our product candidates may be manufactured by sole-source suppliers that may have proprietary manufacturing processes. If we experience and supply disruptions and we need to find a new source of supply, we may face long interruptions in obtaining necessary components for our product candidates, in obtaining FDA or foreign regulatory agency approval for our product candidates and in establishing the manufacturing process, which could jeopardize our ability to supply products using our technology to the market.
We have not entered into long term manufacturing and supply agreements with any producers.
Although we intend to pursue long-term supply agreements with contract manufacturers to produce the components and drug substances to manufacture the product candidates developed using our technology, as well as for labeling and finishing services, we have not yet entered into any such agreements with any contract manufacturers. We may not be able to enter into such arrangements on acceptable terms or at all. Components of our product candidates are currently manufactured for us in small quantities for use in our preclinical studies and clinical trials. We will require significantly greater quantities to commercialize any given product. We may not be able to find alternate sources of comparable components. If we are unable to obtain adequate supplies of components from our existing suppliers or need to switch to an alternate supplier and obtain FDA or other regulatory agency approval of that supplier, commercialization of our product candidates may be delayed. If we are unable to obtain sufficient compounds and labeling services on acceptable terms, or if we should encounter delays or difficulties in our relationships with our current and future suppliers or if our current and future suppliers of each component do not comply with applicable regulations for the manufacturing and production of drugs, our business, financial condition, and results of operations may be materially harmed.
If we cannot successfully purchase or produce the drugs used in the manufacture of our product candidates, our ability to develop and commercialize products using our technology would be impaired.
To manufacture our product candidates on our own, we would first have to develop a manufacturing facility that complies with FDA requirements and regulations to produce each therapeutic agent we choose to manufacture. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability. We have no manufacturing history and we may not be able to scale up or manufacture commercial quantities of our product candidates, either in a cost-effective manner or in compliance with the applicable regulatory requirements, including cGMP regulations. Additionally, we may have difficulty obtaining other components for our product candidates and technology platforms from our third-party suppliers in a timely manner or at all which may adversely affect our ability to conduct timely clinical trials in the United States and elsewhere to obtain regulatory approval, and our ability to deliver our product candidates to purchasers.
Our current and future relationships with investigators, health care professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates for which we obtain marketing approval. Such laws include, among others: he federal Anti-Kickback Statute, the federal false claims laws, including the False Claims Act, HIPAA, as amended by HITECH, and their implementing regulations, the federal Physician Payments Sunshine Act, federal consumer protection and unfair competition laws and analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices. For additional information regarding the regulatory regime under which we operate, see “Business — Government Regulation.”
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
Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.
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
All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 without any substantive policy changes.
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. For example, the ACA, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
In addition, pricing and reimbursement for certain drugs will likely be significantly affected by the IRA drug price negotiation provisions (see “Risks Related to FDA and Foreign Regulatory Approval — If no product candidates using our technology are approved by the FDA or other regulatory body, third-party payors in the United States or anywhere will not reimburse the use of our product candidates. Even if approval is obtained, our products may become subject to inadequate reimbursement, unfavorable pricing regulations or healthcare reform initiatives, which may harm results of operations.”).

We expect that future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to CMS beginning on January 1, 2022, subject to enforcement via civil money penalties.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (PDABs). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (UPLs) on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In mid-2022, the Federal Trade Commission also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.
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
In U.S. markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, should we choose to do so, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. We therefore plan, if we obtain marketing approval for our product candidates, to participate in, and have drug price reporting, payment, and other compliance obligations under, these programs.
We plan to participate in the Medicaid Drug Rebate Program (“MDRP”). Under the MDRP, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having our drugs eligible for coverage under Medicaid and Medicare Part B. Those rebates will be based on pricing data that will be reported by us on a monthly and quarterly basis to CMS. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we will be required to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the MDRP and the 340B Program discussed below. Pursuant to the IRA, certain figures we report under the MDRP will also be used to compute rebates under Medicare Part D triggered by price increases that outpace inflation. If we fail to provide required information in a timely manner or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.
Federal law requires that any company participating in the MDRP must also participate in the Public Health Service Act’s 340B drug pricing discount program (the “340B Program”). The 340B Program is administered by the Health Resources and Services Administration (“HRSA”) and requires us to agree to charge statutorily defined covered entities no more than the 340B Program “ceiling price” for our covered drugs when used in an outpatient setting. These 340B Program covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as certain small rural hospitals and hospitals that serve a disproportionate share of low-income patients. For four eligible hospital types, certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, drugs designated under section 526 of the FDCA as “orphan drugs” are exempt from the ceiling price requirements. The 340B Program ceiling price is calculated using a statutory formula, which is based on pricing data we report under the MDRP and the rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B Program ceiling price requirement. We must report 340B Program ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B Program covered entities and state Medicaid programs. HRSA regulations set forth requirements to the calculation of the 340B Program ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B Program eligible drugs. In April 2024, HRSA finalized an administrative dispute resolution process through which 340B Program covered entities may pursue claims against participating manufacturers for overcharges. A recent court decision in the District Court of South Carolina, Genesis Health Care, Inc. v. Becerra, found that HRSA’s definition of “patient” as applied to the 340B Program was too broad and may result in covered entities expanding the number of individuals considered eligible to receive drugs purchased through the 340B Program, resulting in higher volumes of drugs purchased at the discounted 340B Program ceiling price. In addition, legislation may be introduced that, if passed, would further expand the 340B Program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B Program discounted pricing on drugs when used in an inpatient setting.
In order for products, if approved, to be eligible for coverage under the Medicaid and Medicare Part B programs and to be purchased by certain federal agencies and grantees, we must also participate in the Department of Veterans Affairs Federal Supply Schedule (“FSS”) pricing program. A participant in the FSS pricing program must list its covered (innovator and authorized generic) drugs on an FSS contract and charge no more than Federal Ceiling Price (“FCP”), to the Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard when those agencies purchase from the FSS contract or a depot contract. FCP is calculated based on non-federal average manufacturer price data, which participating manufacturers are required to submit quarterly and annually. In addition, because our products, if approved, will likely be available in the retail and specialty pharmacy setting, we will be required to provide rebates to the Department of Defense for prescriptions dispensed to Tricare beneficiaries from Tricare retail network pharmacies under the Tricare Retail Refund Program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.
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
Pricing and rebate calculations vary among products and programs. The calculations are complex and will often be subject to interpretation by us, governmental or regulatory agencies and the courts. Once the pricing and rebate calculation and reporting requirements apply to us and our products, if approved, we may be liable for errors associated with our submission of pricing data. If we are found to have knowingly submitted false pricing data to the Medicaid program or the FSS pricing program, or if we fail to submit pricing data on a timely basis, we may be subject to significant civil monetary penalties. Such failure also could be grounds for CMS to terminate our National Drug Rebate Agreement, which is the agreement under which we would participate in the MDRP. If CMS were to terminate any such rebate agreement we may have in the future, our products covered under such agreement may no longer be eligible for coverage under Medicaid or

Medicare Part B. There can be no assurance that any future submissions we may make under such programs will not be found to be incomplete or incorrect.
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
Our employees, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of fraud and other misconduct by our employees, consultants and collaborators. Such misconduct could include intentional failures to comply with FDA and other foreign agency regulations, provide accurate information to the FDA, comply with manufacturing standards required by the FDA or us, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Risks Related to Patents, Trade Secrets, and Proprietary Rights
Our success depends in part on our ability to obtain patents, maintain trade secret protection, operate without infringing on the proprietary rights of third parties, and commercialize our technology prior to the expiration of our patent protection.
We have three U.S. patents and one pending U.S. patent application. We have 15 foreign patents, including one European patent, validated in 28 countries. We have registered trademarks and know-how. While we have patents and filed patent applications covering composition of matter, use and methods, only 18 patents have issued. Due to the uncertainty of the patent prosecution process, there are no guarantees that our pending patent applications or any future applications will result in the issuance of a patent. Even if we are successful in obtaining more U.S. patents and new patents in other countries, there is no assurance that our patents will be upheld if later challenged or will provide significant protection or commercial advantage. For example, given the uncertain situation in Eastern Europe, we cannot assure that our Russian patent will not be lost, given that payments necessary to maintain the patent may be unavailable in future years without the risk of international sanctions. Because of the length of time and expense associated with bringing new medical drugs and devices to the market, the healthcare industry has traditionally placed considerable emphasis on patent and trade secret protection for significant new technologies. Other parties may challenge our patents, patent claims or patent applications licensed or issued to us or may design around technologies we have patented, licensed or developed.
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
Use of our limited funds to enforce or to defend our intellectual property rights or to defend against legal proceedings alleging infringement of third-party proprietary rights may also affect our financial condition adversely. If others file patent applications with respect to inventions for which we already have applications pending, we may be forced to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could also be costly and could divert our attention from our business. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before the any product can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent. Not all our U.S. patent rights will have corresponding patent rights effective in Europe or other foreign jurisdictions.
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
Risks Related to Our Securities
We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our securities less attractive to investors and adversely affect the market price of our securities.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”);
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
The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of up to approximately 42.1% of our outstanding Common Stock. Our President and CEO beneficially owns approximately 16.3% of our outstanding Common Stock. These stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders may have interests with respect to their Common Stock that are different from other investors. The concentration of voting power among these stockholders may have an adverse effect on the price of our Common Stock.
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

Global, market and economic conditions may negatively impact our business, financial condition and share price.
The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from public health crises such as a pandemic or ongoing political disruption such as the war between Ukraine and Russia and the conflict involving Israel and Hamas could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.
Increases in inflation could raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have previously raised, and may in the future raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects.
The U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers have previously passed legislation to raise the federal debt ceiling on multiple occasions, there is a history of ratings agencies lowering or threatening to lower the long-term sovereign credit rating on the United States given such uncertainty. The impact of any downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.
If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”), will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash and cash equivalents, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

Sales of a substantial number of shares of our Common Stock by our existing stockholders in the public market could cause our stock price to fall.
As of March 12, 2025, we have a total of 15,180,945 shares of Common Stock outstanding. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline.
Our management will have broad discretion in using the cash and cash equivalents and may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.
We will have considerable discretion in the application of our cash and cash equivalents. We intend to use our cash and cash equivalents to fund discovery and clinical development efforts as well as to further expand our manufacturing platform and capabilities, to grow our infrastructure to support our pipeline, and to fund new and ongoing research activities, working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, capital expenditures and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds of our cash and cash equivalents. We may use our cash and cash equivalents for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.
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
As of December 31, 2024, we had $38.0 million in both Federal and State net operating loss (“NOL”) carryforwards. The Internal Revenue Code (the “IRC”) contains limitations on the use of net operating loss carryforwards after the occurrence of substantial ownership changes as defined by IRC Section 382. Utilization of such operating loss carryforwards may be limited if such capital raises are determined to be a change in ownership under IRC Section 382. We have not completed an analysis under Section 382 of the Code.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of maintaining the trust and confidence of our business partners, such as CROs, clinical trial investigators, patients, employees, subcontractors and other vendors. We are committed to protecting the confidentiality, integrity and availability of our business operations and systems, and its board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an essential element of our overall approach to risk management. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents should they occur.
Cybersecurity Risk Management and Strategy; Effect of Risk
We face risks related to cybersecurity, such as unauthorized access, cybersecurity attacks, phishing, and other security incidents, including perpetration by hackers and unintentional damage or disruption to hardware and software systems, loss of data, phony invoices, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we, together with our contracted third-party cybersecurity advisors, maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring of internal and external threats to ensure the confidentiality and integrity of its information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. As discussed in more detail under “Cybersecurity Governance” below, our board of directors provides oversight of our cybersecurity risk management and strategy processes, which are led by management.
We, with assistance from our contracted third-party cybersecurity advisors, identifies, protects, and responds to our cybersecurity risks and incidents, through the following activities:
•monitoring emerging data protection laws and implementing changes to processes that are designed to comply with such laws;
•requiring employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•employing technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, double verification software, and access controls;
•performing backups of local hard drives and our financial systems in the cloud and on physical media that are stored off-site in locked locations;
•providing mandatory training for our employees regarding cybersecurity threats; and
•carrying information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.
Our processes also address cybersecurity threat risks associated with our selection and oversight of third-party service providers, including our suppliers and manufacturers or those who have access to patient and employee data or our systems. We generally require those third parties that could introduce significant cybersecurity risk to agree by contract to manage their cybersecurity risks in specified ways.
We do not have any in-house servers or systems. An integral part of our cybersecurity is the security built into this third-party software operated by large corporations such as Microsoft. Our control system, therefore, includes the review of annual Service Organization Controls reports in order to annually assess the controls of these software systems.
To date, we have not experienced any material cybersecurity incidents.
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and an area of focus for the board of directors and management. Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare the Company to address cybersecurity risks.
Our board of directors provides direct oversight over cybersecurity risk and receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Executive Officer with the assistance of contracted third-party cybersecurity advisors. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including incident response processes.

ITEM 2. PROPERTIES
We currently maintain all of our operations at 1 Enterprise Drive, Suite 430, Shelton, Connecticut pursuant to a 5.5- year lease entered into in July 2023 (the “Shelton Lease”). We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our Common Stock is currently listed on the Nasdaq under the symbol “INTS.” On March 12, 2025, the closing price of our Common Stock, as reported by the Nasdaq was $2.28 per share and we had approximately 29 record holders of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our Common Stock.
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
None.
Issuer Purchases of Equity Securities
None.
ITEM 6. [RESERVED]
Not applicable, reserved.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.”
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
Our lead product candidate, INT230-6, is primarily comprised of three components: (i) cisplatin, a proven anti-cancer cytotoxic agent, (ii) vinblastine sulfate, also a proven anti-cancer cytotoxic agent, and (iii) SHAO which enables the two cytotoxic agents to disperse through a tumor and diffuse into cancer cells following a direct intratumoral injection. These three components are mixed and combined into one vial at a fixed ratio. Cisplatin and vinblastine sulfate are both generic and available to purchase in bulk supply commercially. The FDA has approved both drugs as intravenous agents for several types of cancers. Cisplatin was first approved in 1978 for testicular cancer, and is also approved in ovarian and bladder cancer. The drug is also used widely in several other cancers including pancreatic and bile duct cancer. Vinblastine sulfate was first approved in 1965 and is also approved in generalized Hodgkin’s disease, lymphocytic lymphoma, advanced carcinoma of the testis, and certain types of sarcomas. The drug is also used in breast and lung cancer.
In 2017, we initiated the IT-01 Study using INT230-6 in the United States under an IND authorized by the FDA and in Canada under a CTA approved by Health Canada. The IT-01 Study tested the safety and efficacy of INT230-6 in patients with refractory or metastatic cancers, and enrolled 110 patients in three arms: (i) INT230-6 used as a monotherapy, (ii) INT230-6 in combination with Merck’s Keytruda® (pembrolizumab), and (iii) INT230-6 in combination with BMS Yervoy® (ipilimumab). We completed enrollment of the IT-01 Study in June 2022, locked the database in February 2023 and finalized the clinical study report in September 2023. We delivered the combination-specific reports and other information to our partners in the fourth quarter of 2023.
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
In July 2024, we initiated and dosed our first patient in the INVINCIBLE-3 Study testing INT230-6 as a monotherapy compared to the SOC drugs in second-and third-line treatment for certain soft tissue sarcoma subtypes. This study has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutics Goods Administration. The trial is enrolling and being conducted in eight countries: the US, Australia, Canada, France, Germany, Italy, Poland, and Spain. Up to 60 sarcoma-focused hospitals and other centers are expected to participate from these countries. We plan to enroll 333 patients and expect to complete enrollment in the first half of 2026, with an endpoint of overall survival.
In October 2024, in collaboration with SAKK, we initiated and dosed our first patient in the INVINCIBLE-4 Study to treat patients with localized TNBC. We plan to enroll 54 patients and expect to complete enrollment by the end of the first quarter of 2026, and the endpoint is the change in the pathological complete response rate for the combination compared to the SOC alone.
We have also successfully developed Phase 3 quality analytical methods for the three INT230-6 components and successfully manufactured a large-scale batch of INT230-6. In a meeting with the FDA in the fourth quarter of 2023, we agreed on a CMC plan for Phase 3 and product registration for our three key ingredients and INT230-6. If we successfully execute the agreed upon plan, and expect that the CMC portion of an NDA should be acceptable to the FDA for product approval and registration (subject to final NDA review).
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through net proceeds received from issuances of our Common Stock, preferred stock and convertible notes. As of December 31, 2024, we had approximately $2.6 million of cash and cash equivalents. Since our inception, we have incurred significant operating losses. We incurred net losses of $16.3 million and $10.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of approximately $66.8 million and $50.5 million, respectively.
We expect to incur significant expenses and operating losses for the next several years as we continue to:
•Fund our INVINCIBLE-3 and INVINCIBLE-4 clinical studies;
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the issuances of equity, debt financing, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we would have to significantly delay, reduce, or eliminate the development and commercialization of one or more of our product candidates.

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
•Insurance includes directors and officers’ insurance, workers compensation insurance, product liability insurance, business insurance, employee and cyber liability insurance.
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
Results of Operations
The following tables summarize our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$10,496	$4,786	$5,710
General and administrative	6,089	3,533	2,556
Total operating expenses	16,585	8,319	8,266
Loss from operations	(16,585)	(8,319)	(8,266)
Interest income	314	324	(10)
Interest expense	-	(305)	305
Loss on debt extinguishment	-	(2,262)	2,262
Other income, net	3	24	(21)
Net loss	$(16,268)	$(10,538)	$(5,730)
Preferred stock deemed dividend	-	(1,324)	1,324
Net loss attributable to common stockholders	$(16,268)	$(11,862)	$(4,406)

	Years Ended December 31,
	2024	2023	Change
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers)	$(128)	$984	$(1,112)
INVINCIBLE-2 Study (Phase 2 Breast)	233	402	(169)
INVINCIBLE-3 Study (Phase 3 Sarcoma)	6,225	578	5,647
INVINCIBLE-4 Study (Phase 2 Breast)	524	19	505
Other	223	4	219
Clinical trial expenses	7,077	1,987	5,090
Contract manufacturing	657	922	(265)
Salaries and benefits related costs	1,379	896	483
Consulting	143	267	(124)
Stock-based compensation	1,240	714	526
	$10,496	$4,786	$5,710

	Years Ended December 31,
	2024	2023	Change
General and administrative expenses:
Salaries and benefits related costs	$884	$559	$325
Legal fees	728	424	304
Accounting fees	349	404	(55)
Consulting	768	430	338
Insurance	874	608	266
Other	653	424	229
Stock-based compensation	1,833	684	1,149
	$6,089	$3,533	$2,556

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Research and development expenses increased $5.7 million or 119%, and were primarily due to the following:
•Salaries and benefits related costs increased $0.5 million due to two new employee hires in late 2023 and two additional employee hires in early 2024.
•Clinical trial expenses increased $5.1 million, primarily due to an increase of $5.6 million in the INVINCIBLE-3 Study in 2024, in which we enrolled our first patient in the third quarter of 2024, and to a lesser extent, an increase of $0.5 million in the INVINCIBLE-4 Study, in which we enrolled and dosed our first patient in the fourth quarter of 2024. These increases were partially offset by a decrease of $1.1 million in our IT-01 Study due to the completion of enrollment in this study in mid-2022 and the completion of study-related costs in 2023.
•Contract manufacturing decreased by $0.3 million in 2024, as there were fewer INT230-6 batches manufactured compared to 2023.
•Stock-based compensation increased due to new option awards granted to new employees, and additional option awards granted to employees in 2024, compared to minimal option awards granted in 2023.

General and administrative expenses increased $2.6 million or 72%, and were primarily due to the following:
•Salaries and benefits related costs increased by $0.3 million primarily due to the hiring of our new chief financial officer in the fourth quarter of 2023.
•Insurance increased by $0.3 million due to the additional directors and officers insurance as a publicly held company.
•Legal fees increased $0.3 million primarily due to the higher public company reporting-related costs incurred over the full 2024 calendar year, compared to the partial year of public company-related costs subsequent to the completion of our IPO in mid-2023.
•Accounting fees decreased slightly by $0.1 million primarily due lower annual audit fees compared to higher fees incurred in the year of our IPO.
•Consulting increased $0.3 million primarily due to higher board fees and investor relation expenses subsequent to the completion of our IPO in mid-2023.
•Stock-based compensation increased due to new option awards granted our new chief financial officer, and additional option awards granted to employees in 2024, compared to minimal option awards granted in 2023.

Interest income was relatively unchanged in 2024. Interest expense incurred in 2023 was due to convertible notes outstanding in 2023, which converted to Common Stock at the time of our IPO. In addition, at the time of conversion, we also recognized a $2.3 million loss on debt conversion.
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
On July 3, 2024, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on July 11, 2024, on which we registered for sale up to $150 million of any combination of our Common Stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, which included up to $15 million of Common Stock that we may issue and sell from time to time, through H.C. Wainwright & Co., LLC (“Wainwright”) acting as our sales agent, pursuant to the sales agreement that we entered into with Wainwright on July 3, 2024 for our “at-the-market” equity program (the “ATM Agreement”). On November 20, 2024, we filed a prospectus supplement to reduce the maximum we may sell and issue under the ATM Agreement to $7.0 million of Common Stock, not including shares previously sold under the ATM Agreement. For the year ended December 31, 2024, we issued 51,820 shares of Common Stock under the Sales Agreement for net proceeds of $0.2 million.
On November 21, 2024, we entered into a Securities Purchase Agreement with a single healthcare focused institutional investor (the “Investor”), pursuant to which we agreed to issue and sell, in a registered direct offering directly to the Investor, 1,237,113 shares of Common Stock to the Investor, at a price of $2.425 per share, for aggregate gross proceeds of approximately $3.0 million before deducting the placement agents’ fees and related offering expenses. In a concurrent private placement, we agreed to issue to the Investor Common Stock warrants to purchase up to 1,237,113 shares (the “Common Warrants”) at an exercise price of $2.95 per share. Each Common Warrant will be exercisable six months from the issuance date and will expire five and one-half years from the issuance date.
We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible debt notes, private equity financings, and the IPO, after which shares of our Common Stock began trading on Nasdaq under the symbol “INTS” on June 30, 2023. As of December 31, 2024, our cash and cash equivalents were approximately $2.6 million. Based on our balances in cash and cash equivalents, we project to have sufficient cash to fund our current operating plan through the end of the first quarter of 2025. Accordingly, we will need to obtain substantial additional funding to continue our operations. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(15,220)	$(7,205)
Net cash provided by (used in) investing activities	6,354	(6,023)
Net cash provided by financing activities	2,900	20,472
Net (decrease) increase in cash and cash equivalents	$(5,966)	$7,244
Operating Activities
Our cash used in operating activities for the year ended December 31, 2024 was $15.2 million, comprising of (i) our net loss of $16.3 million, as adjusted for $3.1 million in non-cash expenses (including $3.1 million for non-cash stock based compensation), and (ii) net changes in operating assets and liabilities of $2.1 million.

Our cash used in operating activities for the year ended December 31, 2023 was $7.2 million, comprising of (i) our net loss of $10.5 million, as adjusted for $4.0 million in non-cash expenses (including $2.3 million for the conversion of convertible notes into shares of Common Stock, and $1.4 million non-cash stock based compensation), and (ii) net changes in operating assets and liabilities of $0.6 million.
Investing Activities
Our cash provided in investing activities during the year ended December 31, 2024 totaled approximately $6.4 million and was primarily due to net redemptions of marketable debt securities (net of purchases of marketable debt securities).
Our cash used in investing activities during the year ended December 31, 2023 totaled approximately $6.0 million and was primarily due to net purchases of marketable debt securities (net of redemptions of marketable debt securities).

Financing Activities
Our cash provided by financing activities during the year ended December 31, 2024 was $2.9 million, primarily comprising of net proceeds of $2.4 million from our registered direct offering in 2023, net proceeds of $0.2 million from issuances of Common Stock from our ATM, and $0.3 million in proceeds from exercises of options and warrants.
Our cash provided by financing activities during the year ended December 31, 2023 was $20.5 million, primarily comprising of net proceeds of $20.2 million from our IPO in 2023, and $0.2 million from the sale of convertible notes prior to the IPO.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2024.
Seasonality
Our business experiences limited seasonality.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are those most significant to the judgments and estimates used in the preparation of our financial statements.
Accrued Research and Development Expenses
Research and development costs are expensed as incurred. We record the estimated CRO, CMO, and patient care costs as services are provided but not yet invoiced and include these costs in the accrued expenses in the balance sheet and within research and development expense in the statement of operations.
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

Recent Accounting Pronouncements
The Financial Accounting Standards Board has issued certain accounting pronouncements as of December 31, 2024 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2024, or that they will have a significant impact on us at the time they become effective.

JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is set forth beginning on page F-1 of this report and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
As of December 31, 2024, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Remediated Material Weaknesses
As of December 31, 2023, material weaknesses were identified in internal controls due to (i) a lack of segregation of duties due to limited administrative staff, (ii) limited reconciliation and review procedures over clinical contract accruals as we have rapidly expanded into new, late-stage clinical studies, and (iii) information technology matters regarding user access that aggregate to a material weakness. Prior to updating internal processes and implementing certain controls, the previous controls and procedures were not sufficient to ensure that financial information and financial statements could be prepared accurately and timely in accordance with U.S. GAAP and the SEC’s reporting requirements.

Remedial Actions Implementation
In response to the above identified material weaknesses, together with a third-party internal controls consulting firm, we developed and implemented the following remediation measures:
•We reassessed our accounting procedures and, as part of the financial reporting process, implemented the use of supplementary checks and additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information.
•We added appropriate resources to ensure that such procedures are implemented and adequate reviews are performed.
•In December 2023, we hired a new Chief Financial Officer with extensive public-company reporting and technical accounting experience to provides additional financial reporting oversight and review.
•We engaged additional technical accounting consultants to provide additional resources for the preparation and review of our quarterly close procedures.
•We evaluate and implemented new accounting software systems to improve system controls, including a new accounting system, an equity management administration system, and a new financial reporting and filing software platform to leverage system-controls and streamline quarterly SEC filings controls.
Our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and third-party internal control consulting firm have actively participated in these remediation implementations as of December 31, 2023, and such processes have been subject to audit committee oversight.
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting
Other than the remediations identified above, there have been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On December 5, 2024, Lewis Bender, our President and Chief Executive Officer and Chairman of our board of directors, adopted a “Rule 10b5-1 trading arrangement” that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”) for the sale of up to 150,000 shares of our Common Stock. The duration of the trading arrangement is from March 17, 2025 until November 14, 2025.
On December 5, 2024, Joseph Talamo, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 85,476 shares of our Common Stock. The duration of the trading arrangement is from March 7, 2025 until November 14, 2025.
On December 5, 2024, John Wesolowski, our Chief Accounting Officer and Controller, adopted a “Rule 10b5-1 trading arrangement” that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 64,191 shares of our Common Stock. The duration of the trading arrangement is from March 7, 2025 until November 14, 2025.
During the quarter ended December 31, 2024, none of our non-employee directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the name, age and position of our directors and executive officers as of March 1, 2025.

Name	Age	Position
Lewis H. Bender	66	President, Chief Executive Officer and Chairman of the Board
Joseph Talamo	55	Chief Financial Officer
John Wesolowski	65	Principal Accounting Officer and Controller
Emer Leahy	59	Director
Mark A. Goldberg	64	Director
Daniel Donovan	60	Director
Thomas I. H. Dubin	62	Director
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
John Wesolowski has served as our Principal Accounting Officer and Controller since March 2017. In addition, Mr. Wesolowski served as our Interim Chief Financial Officer from June 2023 until December 2023. Prior to joining Intensity Therapeutics, from 1998 to 2016 Mr. Wesolowski was Director of Costing in the Yale University Controller’s office. In that role Mr. Wesolowski conducted financial reporting, property tax management, was responsible for calculations of overhead and benefit rates, and was involved in numerous special projects related to accounting process and controls. Also, at Yale, he was involved in financial reporting and the accounting matters related to clinical trials and other organized research. Prior to joining Yale Mr. Wesolowski was the Vice President and Controller for Automatic Fastener Corporation in Branford, CT from 1988 to 1998. In this role, Mr. Wesolowski oversaw all accounting, purchasing and human resource functions. John also has 5 years of experience in public accounting and auditing from working at KMG Main Hurdman, now KPMG. Mr. Wesolowski received a Bachelor of Science in Finance from The Pennsylvania State University (Penn State at University Park) and an MBA from the University of Connecticut in Management Science. He is a Certified Public Accountant since 1983.

Non-Employee Directors
Dr. Emer Leahy has served on our board of directors since June 2016. Dr. Leahy received her Ph.D. in Neuropharmacology from University College Dublin, Ireland and her MBA from Columbia University. She has been with PsychoGenics Inc., a preclinical CNS service company, since 1999 and is currently serving as its Chief Executive Officer and Director. Prior to her appointment as the Chief Executive Officer in 2020, she was the vice president of business development. Dr. Leahy is also the Chief Executive Officer of PGI Drug Discovery LLC, since its founding in 2011, a company engaged in psychiatric drug discovery with multiple partnered clinical programs including one in Phase III. Additionally, Dr. Leahy served as a Board member and a member of both the compensation committee and the audit committee of Bright Minds Biosciences Inc. (NASDAQ: DRUG), a biotech company, until April 2022, and she has served as a Board member, Chair of the Compensation committee and a member of the Audit and Governance committees of Pasithea Therapeutics, Inc. since 2021. Dr. Leahy has more than 30 years of experience in drug discovery, clinical development and business development for pharmaceutical and biotechnology companies, including extensive knowledge of technology assessment, licensing, mergers and acquisitions, and strategic planning. She is an Adjunct Associate Professor of Neuroscience position at Mount Sinai School of Medicine since 2017. Dr. Leahy served on the Emerging Companies Section Governing Board of the Biotechnology Industry Organization, the Business Review Board for the Alzheimer’s Drug Discovery Foundation, and the Scientific Advisory Board of the International Rett Syndrome Foundation. She is currently Chair of the Board of Trustees of BioNJ having served on the Board since 2020. She is a recent finalist in the NJ Chapter of the EY Entrepreneur of the Year. We believe that Dr. Leahy is qualified to serve as a member of our board of directors due to her extensive pharmaceutical, biotechnology and business background.
Dr. Mark A. Goldberg has served as a member of our board of directors since May 2018. Since 2019, Dr. Goldberg has served as Chairman of Allucent, a global mid-sized clinical research organization, and has also served as Chief Executive Officer between 2019 and 2024. Dr. Goldberg has also served as the Executive Chairman of Thread, a decentralized research and electronic clinical outcome assessment provider, between 2019 and 2024. Previously, Dr. Goldberg has served as President and COO of PAREXEL International, one of the world’s largest global biopharmaceutical service providers, with consolidated revenue of approximately $2.4 billion in 2017, over 18,000 employees, and 86 locations in 51 countries. He was responsible for overseeing all revenue generating business segments including Clinical Research Services, Calyx, and PAREXEL Consulting as well as sales, marketing, corporate quality, and information technology. Dr. Goldberg helped to pioneer PAREXEL’s strategic partnering approach with some of the world’s leading pharmaceutical companies and to build out the company’s global infrastructure, particularly in the Asia Pacific region, through both organic growth and acquisitions. Earlier in his PAREXEL career, he founded the company’s Medical Imaging business and helped establish its technology subsidiary, Perceptive Informatics (now PAREXEL Informatics). Dr. Goldberg holds a BS degree in computer science from MIT and an MD from the University of Massachusetts Medical School. He completed residency training in Radiology at Massachusetts General Hospital, where he also served as Chief Resident and a staff physician with academic appointments at Harvard Medical School. We believe that Dr. Goldberg is qualified to serve as a member of our board of directors because of his medical background and experience as a director of a public company.
Daniel J. Donovan has served as a member of our board of directors since January 2023. Mr. Daniel Donovan is an entrepreneur with extensive experience within the biotech industry. Since 2014 to present he has been the Chief Executive Officer of rareLife Solutions, Inc., a company creating the connections to engage, unify, and amplify the voices of patients, advocates, and caregivers to inform and accelerate the development and commercialization of emerging treatments especially in rare diseases. Dan was a member of the Board of Directors and Chief Business Officer at Cancer Prevention Pharmaceuticals (CPP), a late-stage pharmaceutical development company with compounds targeted at several rare diseases. Prior to rareLife and CPP, Dan established Envision Pharma in 2001, serving as President through June 2011. He was the visionary behind the creation and development of Datavision, the market leader in medical publications technology. Envision Pharma was acquired by the United BioSource Corporation (UBC) in April 2008. At UBC Mr. Daniel Donovan was Senior Vice President Strategy and Market Development. Dan began his career at Pfizer serving in a variety of positions of increasing responsibility, ranging from sales to market research and marketing in the US domestic and international market place, culminating in his position as Director and European Team Leader. During his time at Pfizer, he played a pivotal role in the commercialization of some of the pharmaceutical industry’s most successful product launches. Dan earned a Bachelor of Science degree in Finance at Lehigh University. We believe that Mr. Donovan is qualified to serve as a member of our board of directors because of his background in cancer and rare disease, finance, drug development, patient advocacy and small company board.
Thomas I. H. Dubin has served on our board of directors since May 2024. Mr. Dubin is a pharmaceutical executive and attorney. Over the past five years, he has served as an advisor and board member to various biopharma and other companies. From 2001 through 2013, Mr. Dubin was the Chief Legal Officer and member of the core executive team that grew Alexion Pharmaceuticals (“Alexion”) from development stage to membership in the S&P 500. At Alexion, Mr. Dubin led legal, government affairs, pricing and reimbursement, human resources, corporate communications, and other functions, and held commercial responsibility for the company’s Australasia region. Prior to Alexion, Mr. Dubin served as Vice President and General Counsel of ChiRex, Inc. and Assistant General Counsel of Warner-Lambert Company. Mr. Dubin began his career as a corporate attorney with Cravath, Swaine & Moore in New York City. Mr. Dubin currently serves as Executive Chair of Cellphire Therapeutics, board member of Notable Laboratories (Nasdaq: NTBL), board member of Norwalk Hospital, board member of Connecticut Innovations, member of the Yale School of Public Health Leadership Council, and advisory board member of Mythic Pharmaceuticals. Mr. Dubin was a board member of BioBlast Pharmaceuticals (Nasdaq: ORPN) from 2015 to 2018, and a trustee of American Jewish World Service from 2014 to 2021. Mr. Dubin received his J.D. from New York University School of Law, his M.P.H. from Yale University School of Public Health and his B.A. from Amherst College, cum laude. We believe that Mr. Dubin is qualified to serve as a member of our board of directors because of his extensive legal and business skills and experience in the biotechnology industry.

Family Relationships
There are no family relationships between any of our executive officers and directors.

Arrangements between Officers and Directors
Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings
We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics
Our board of directors established a Code of Business Conduct and Ethics applicable to our directors, officers and employees. The Code of Business Conduct and Ethics is accessible on our website at www.intensitytherapeutics.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Insider Trading Policy
We have adopted insider trading policies and procedures (the “Insider Trading Policy”) that apply to our employees, directors and designated consultants. The Insider Trading Policy governs the purchase and sale or other dispositions of certain investment products and is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is attached hereto as Exhibit 19.1.

Board Composition and Election of Directors
Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.
The number of directors is fixed by our board of directors, subject to the terms of our amended and restated certificate of incorporation and our second amended and restated bylaws. Our board of directors consists of five (5) directors, four (4) of whom qualify as “independent” under Nasdaq listing standards.
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
•the Class I directors are Mr. Daniel Donovan and Mr. Thomas I. H. Dubin, and their terms will expire at the 2027 annual meeting of stockholders;
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
Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Mr. Daniel Donovan, Dr. Emer Leahy, Dr. Mark A. Goldberg and Mr. Thomas I. H. Dubin do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”
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
Audit Committee
Our audit committee consists of Dr. Emer Leahy, Dr. Mark A. Goldberg, and Mr. Thomas I. H. Dubin, with Dr. Emer Leahy serving as Chairperson. The composition of our audit committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Dr. Emer Leahy is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933. Our audit committee, among other things:
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
ITEM 11. EXECUTIVE COMPENSATION
The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly compensated executive officers who were serving as executive officers as of December 31, 2024 for services rendered in all capacities to us for the years ended December 31, 2024 and 2023. These individuals are our named executive officers (“NEOs”) for 2024.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Warrant and Option Awards(1) ($)	All Other Compensation(2) ($)		Total ($)
Lewis H. Bender	2024	544,121		—		1,889,162	52,886	(3)	2,486,169
President and Chief Executive Officer	2023	553,173	(4)	392,250	(5)	—	290,317	(6)	1,235,740
Joseph Talamo(7)	2024	370,000		—		1,245,646	46,930	(8)	1,662,576
Chief Financial Officer	2023	14,231		—		442,140	—		456,371
John Wesolowski	2024	251,347		—		308,231	9,551	(9)	569,129
Principal Accounting Officer and Controller	2023	186,154		67,015		254,920	19,202	(10)	527,291
(1)In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2024 and 2023 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions (“ASC 718”). These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of stock options, the exercise of stock options or the sale of shares of our Common Stock. For a discussion of the assumptions used to value option awards, see the Notes to Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.
(2)Information includes perquisite and personal benefit received by each Named Executive Officer.
(3)The amounts reported represent $42,536 of Company-paid portion of health and dental insurance and $10,350 in matching 401(k) contributions.
(4)The amounts reported reflect the deferral of $30,173 of Mr. Bender’s 2022 salary, which was ultimately paid in 2023.
(5)Of this amount, which represents the target bonus paid pursuant to Mr. Bender’s employment agreement, Mr. Bender received $261,500 in cash and the remainder in options to purchase 33,574 shares of Common Stock at an exercise price of $5.19, which options vested in full when granted on March 6, 2024, reflected at the aggregate grant date fair value of the option awards granted computed in accordance with ASC 718.
(6)The amounts reported represent $239,383 of accrued vacation payout in cash, $41,034 of Company-paid portion of health and dental insurance and $9,900 in matching 401(k) contributions.
(7)Mr. Talamo was appointed as Chief Financial Officer effective December 11, 2023.
(8)The amounts reported represent $36,580 of company-paid portion of health and dental insurance and $10,350 in matching 401(k) contributions.
(9)Consists entirely of matching 401(k) contributions.
(10)The amounts reported represent $13,406 of accrued vacation payout in cash and $5,796 in matching 401(k) contributions.

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

For fiscal year 2024, the annual base salaries for each of Mr. Bender, Mr. Talamo, and Mr. Wesolowski were $549,150, $370,000 and $260,000 respectively. For fiscal year 2023, the annual base salaries for each of Mr. Bender, Mr. Talamo and Mr. Wesolowski were $523,000, $370,000 and $215,000 respectively.
Equity-Based Incentive Awards
Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. The use of options also can provide tax and other advantages relative to other forms of equity compensation.
We award equity grants broadly to our employees, including to our non-executive employees. Grants to our executives, including the NEOs, and other employees are made at the discretion of our board of directors and are generally made upon commencement of employment, promotion or annually. We believe that our equity awards are an important retention tool for our NEOs, as well as for our other employees.
Employment Agreements with our Named Executive Officers
Employment Agreement with Lew Bender
On November 24, 2021, we entered into an Amended and Restated Employment Agreement with Mr. Bender (the “Bender Agreement”). Pursuant to the Bender Agreement, Mr. Bender is entitled to receive a base salary, which is subject to annual review and adjustment by our compensation committee. Mr. Bender’s base salary was $523,000 for the fiscal year ended December 31, 2023 and was increased to $549,150 on March 4, 2024. Mr. Bender’s base salary may not be decreased without his consent. Further, Mr. Bender is eligible to receive an annual lump sum cash bonus not to exceed 75% of his current base salary, to be determined based on the achievement of performance targets, as determined annually by our compensation committee. Mr. Bender is also eligible to receive equity grants pursuant to the 2021 Plan, at the discretion of and with terms and conditions to be set by our compensation committee.
Under the Bender Agreement, Mr. Bender may terminate his employment at any time and for any reason with 90 days’ prior notice. If Mr. Bender’s employment is terminated for Cause or resigns for Good Reason (each term as defined below), he shall be entitled to receive accrued base salary, benefits and vacation time in addition to any unreimbursed expenses (the “Accrued Amounts”).
If Mr. Bender is terminated without Cause or resigns for Good Reason, he shall be entitled to receive (i) subject to his execution and non-revocation of a release, (a) severance payments totaling an amount double Mr. Bender’s base salary and target bonus at the time of his termination or resignation, to be paid in bi-weekly installments over the course of two years following such termination or resignation and (b) a lump sum payment to be made no later than March 15 of the calendar year following the year of termination or resignation in an amount equal to Mr. Bender’s target bonus for the year of termination or registration, prorated by the number of days he was employed by the Company during such year (collectively, the “Severance Pay”), and (ii) (a) the Accrued Amounts and (b) if his termination or resignation occurs between January 1 and March 15, the amount of any unpaid annual bonus from the prior calendar year (the “Accrued Bonus”). However, if Mr. Bender is terminated without Cause or resigns for Good Reason within six months following a Change of Control (as defined below), he shall be entitled to receive the Accrued Amounts and the Accrued Bonus, but in lieu of Severance Pay he shall be entitled to receive (i) a lump sum severance payment, payable at the time of termination or resignation, in an amount equal to two and one-half times the sum of his base salary target annual bonus, each as in effect at the time of such termination or resignation, plus (ii) a payment equal to his target annual bonus in effect at the time of termination or resignation, prorated by the number of days he was employed by the Company during such year. If Mr. Bender’s employment is terminated due to death or a certain period of disability, he or his estate shall be entitled to receive (i) the Accrued Amounts, (ii) a payment equal to his target bonus in effect during the year of termination, prorated by the number of days he was employed by the Company during such year, and (iii) if his termination occurs between January 1 and March 15, the amount of any unpaid annual bonus from the prior calendar year.
Pursuant to the Bender Agreement, Mr. Bender is subject to a non-competition provision for the duration of his employment and for a two-year period following such employment. This provision prohibits Mr. Bender from (i) becoming employed by or rendering services to a competitor, (ii) engaging in any competitive business for his own account, (iii) becoming associated with or interested in a competitor by retaining or employing such competitor in certain capacities and (iv) taking any efforts to entice away from the Company any of its customers, employees, consultants, service providers, strategic partners or suppliers. The Bender Agreement also includes customary confidentiality provisions as well as provisions relating to assignment of inventions.
The definitions below are applicable to the Bender Agreement:
Termination for “Cause” is termination by the Company occasioned by (i) the failure by Mr. Bender to cure a breach of a material duty imposed on him under the Bender Agreement or any other written agreement between Executive and the Company, or any policy of the Company, within 10 business days after written notice thereof by the Company, if curable in the reasonable discretion of the board of the directors, (ii) acts by Mr. Bender of fraud, embezzlement, theft, willful misconduct, gross negligence, or other material dishonesty directed against the Company, (iii) the failure or refusal by Mr. Bender to perform any material duties under the Bender Agreement or to follow any lawful and reasonable direction of the Company, which, if curable in the reasonable discretion of the board of directors, has not been cured within 10 business days after written notice thereof by the Company, and (iv) Mr. Bender’s having been formally charged with the commission of a felony (other than a traffic offense) or a crime involving moral turpitude.
Resignation for “Good Reason” is resignation by Mr. Bender due to (i) a material reduction in Mr. Bender’s duties, authority or responsibilities, (ii) relocation of Mr. Bender’s place of employment without his consent to a location more than fifty miles from the Company’s current executive offices or (iii) any material breach by the Company of the Bender Agreement; provided that Mr. Bender cannot terminate employment for Good Reason unless he has provided written notice to the Company of the existence of the circumstances providing grounds for resignation for Good Reason within 90 days of the initial existence of such grounds and the Company has had at least 30 days from the date of such notice to cure such circumstances and fails to do so.
Employment Agreement with Joseph Talamo
On December 11, 2023, we entered into an employment agreement with Joseph Talamo (the “Talamo Agreement”), pursuant to which he serves as Chief Financial Officer of the Company on an at-will basis. Pursuant to the Talamo Agreement, Mr. Talamo is entitled to receive a base salary of $370,000, which is subject to review and adjustment from time to time. Mr. Talamo is also eligible to receive equity grants pursuant to the 2021 Plan, at the discretion of and with terms and conditions to be set by our compensation committee.
Pursuant to the Talamo Agreement, if Mr. Talamo is terminated without Cause or resigns for Good Reason (each term as defined below), he shall be entitled, subject to execution of a release, to receive a lump sum severance payment equal to one month of base salary per year of employment up to a maximum of six months. If he is terminated for Cause, he will not receive any severance. If there is a Change in Control (as defined below) of the Company and Mr. Talamo is terminated without Cause or resigns for Good Reason within six months following such Change in Control, then Mr. Talamo shall be entitled, subject to execution of a release, to receive a lump sum severance payment equal to (i) four months of base month salary if such termination or resignation occurs following one year of employment, (ii) five months of base month salary if such termination or resignation occurs following two years of employment, or (iii) six months of base month salary if such termination or resignation occurs following three or more years of employment.
The definitions below are applicable to the Talamo Agreement:

Termination for “Cause” is termination by the Company occasioned by actions of Mr. Talamo that are against Company policy, that are illegal or that may lead to serious repercussions for the Company, our employees or our corporate partners. Termination for “Cause” may be necessitated by a serious violation of our code of conduct, inappropriate disclosure of confidential information or trade secrets, or continuous poor performance as determined by our board of directors. “Cause” may also include dereliction of duties, poor relationships with other employees, sexual harassment, or treatment of external parties or partner companies that results in negative outcomes for the Company.
Resignation for “Good Reason” is resignation by Mr. Talamo due to a significant reduction in his responsibilities or authority as an executive, a decrease in his material benefits or compensation not due to financial distress of the Company, or relocation of Company’s current corporate offices to more than 50 miles further away from his current home. Once grounds for resignation for Good Reason arise, Mr. Talamo shall have 60 days to report such grounds and shall provide the Company with 30 days written notice of his resignation for Good Reason.
A “Change in Control” occurs if (i) one person (or more than one person acting as a group) acquires ownership of stock of the Company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the Company’s stock, provided that a Change in Control shall not occur if any person (or more than one person acting as a group) owns more than 50% of the total fair market value or total voting power of the Company’s stock and acquires additional stock; (ii) one person (or more than one person acting as a group) acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition) ownership of the Company’s stock possessing 50% or more of the total voting power of the Company’s stock; or (iii) a majority of the members of our board of directors are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of the board of directors before the date of appointment or election.
The Talamo Agreement includes customary confidentiality provisions as well as provisions relating to assignment of inventions. The Talamo Agreement also includes a non-competition provision that applies for the duration of his employment and for a one-year period following such employment.
Employment Agreement with John Wesolowski

On June 20, 2023, we entered into an employment agreement with John Wesolowski (the “Wesolowski Agreement”), pursuant to which he serves as Principal Accounting Officer and Controller of the Company on an at-will basis. Pursuant to the Wesolowski Agreement, Mr. Wesolowski is entitled to receive a base salary which is subject to review and adjustment from time to time. Mr. Wesolowski’s initial base salary pursuant to the Wesolowski Agreement was $165,000, and it was increased to $215,000 on July 22, 2023, and to $260,000 on March 4, 2024. Mr. Wesolowski is also eligible to receive equity grants pursuant to the 2021 Plan, at the discretion of and with terms and conditions to be set by our compensation committee.
The Wesolowski Agreement includes customary confidentiality provisions as well as provisions relating to assignment of inventions. The Wesolowski Agreement also includes a non-competition provision that applies for the duration of his employment and for a one-year period following such employment.
All Other Compensation
All other compensation includes: 1) medical and dental insurance; and 2) 401(k) plan matching contribution reflecting 3% of eligible earnings.
Outstanding Equity Awards at Fiscal Year End
The following table presents the outstanding equity awards held by each of our named executive officers as of December 31, 2024:

Option Awards

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date
Lewis H. Bender	75,000	–		9.00	8/6/2029
	75,000	–		11.50	7/31/2030
	75,000	–		11.50	8/13/2031
	56,250	18,750	(1)	9.00	12/13/2032
	116,201	348,604	(2)	5.19	3/6/2034
	33,574	–		5.19	3/6/2034

Joseph Talamo	20,000	60,000	(3)	6.88	12/11/2033
	85,476	341,903	(4)	3.44	10/21/2034

John Wesolowski	14,000	–		4.00	3/27/2027
	7,500	–		8.00	2/6/2028
	2,500	–		9.00	7/11/2029
	6,250	–		11.50	7/31/2030
	4,500	1,500	(5)	11.50	8/13/2031
	4,875	1,625	(6)	11.50	9/5/2031
	6,250	6,250	(7)	9.00	12/13/2032
	25,000	25,000	(8)	6.43	7/19/2033
	–	25,000	(9)	5.19	3/6/2034
	14,006	56,022	(10)	3.44	10/21/2034
(1)Consists of options granted to Mr. Bender by our compensation committee on December 13, 2022, vesting in four equal annual installments beginning on the grant date.
(2)Consists of options granted to Mr. Bender by our compensation committee on March 6, 2024, vesting in four equal annual installments beginning on the grant date.
(3)Consists of options granted to Mr. Talamo by our compensation committee on December 11, 2023, vesting in four equal annual installments beginning on the first anniversary of the date of grant.
(4)Consists of options granted to Mr. Talamo by our compensation committee on October 21, 2024, vesting in five equal annual installments beginning on the date of grant.
(5)Consists of options granted to Mr. Wesolowski by our compensation committee on August 13, 2021, vesting in four equal annual installments beginning on the first anniversary of the date of grant.
(6)Consists of options granted to Mr. Wesolowski by our compensation committee on September 5, 2021, vesting in four equal annual installments beginning on the first anniversary of the date of grant.
(7)Consists of options granted to Mr. Wesolowski by our compensation committee on December 13, 2022, vesting in four equal annual installments beginning on the first anniversary of the date of grant.
(8)Consists of options granted to Mr. Wesolowski by our compensation committee on July 19, 2023, vesting in four equal annual installments beginning on the grant date.
(9)Consists of options granted to Mr. Wesolowski by our compensation committee on March 6, 2024, vesting in four equal annual installments beginning on the first anniversary date of grant.

(10)Consists of options granted to Mr. Wesolowski by our compensation committee on October 21, 2024, vesting in five equal annual installments beginning on the date of grant.
2013 Stock and Option Plan
Under our 2013 Stock and Option Plan (the “2013 Plan”), 4,500,000 shares of Common Stock have been reserved for issuance in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, stock appreciation rights or any combination of the foregoing. The shares issuable pursuant to awards granted under the 2013 Plan are authorized but unissued shares.
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
The 2013 Plan terminated in August 2023 on the tenth anniversary of the 2013 Plan’s date of adoption by the board. No new awards were made under the 2013 Plan after such termination date, but awards previously granted may extend beyond such date.
2021 Stock Incentive Plan
On November 12, 2021, we adopted a new equity incentive plan, the 2021 Stock Incentive Plan (the “2021 Plan”). Under the 2021 Plan, we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The material terms of the 2021 Plan are summarized below.
Types of Awards.    The 2021 Plan provides for the grant of non-qualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards, stock appreciation rights and other forms of stock-based compensation.
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
Pursuant to the provisions of the 2021 Plan, the authorized shares were increased from 3,000,000 to 3,238,700 effective January 1, 2023. On January 1, 2024, pursuant to the provisions of the 2021 Plan, authorized shares increased by 479,828 shares. As of December 31, 2024, options to purchase 1,881,649 shares of Common Stock were available to be issued under the 2021 Plan. On January 1, 2025, pursuant to the provisions of the 2021 Plan, authorized shares increased by 529,300 shares.
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
Director Compensation
The following table provides certain information concerning compensation for each person who served as a non-employee member of our board of directors for the year ended December 31, 2024. Lewis H. Bender, our President and Chief Executive Officer, serves as a member of our board of directors and receives no additional compensation for his services as a member of our board of directors. See the section titles “Executive Compensation” in Item 11 for more information about Mr. Bender’s compensation for the year ended December 31, 2024. We reimburse non-employee members of our board of directors for reasonable travel and out-of-pocket expenses incurred in attending meetings of our board of directors and committees of our board of directors. All fees under the director compensation policy are paid on a quarterly basis in arrears and no meeting fees are paid.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Dr. Emer Leahy	67,000	203,220	(2)	270,220
Dr. Mark A. Goldberg	67,000	203,220	(3)	270,220
Mr. Daniel Donovan	62,500	203,220	(4)	265,720
Mr. Thomas I. H. Dubin	31,250	183,700	(5)	214,950
(1)Amounts shown under “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 9 to the Notes to the Consolidated

Financial Statements in our 2024 Form 10-K for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under Intensity’s 2021 Plan.
(2)On March 6, 2024, Dr. Leahy was granted 50,000 options, vesting in four equal annual installments beginning on the grant date.
(3)On March 6, 2024, Dr. Goldberg was granted 50,000 options, vesting in four equal annual installments beginning on the grant date.
(4)On March 6, 2024, Mr. Donovan was granted 50,000 options, vesting in four equal annual installments beginning on the grant date.
(5)On May 14, 2024, Mr. Dubin was granted 50,000 options, vesting in four equal annual installments beginning on the grant date.

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the number of shares of Common Stock beneficially owned as of March 1, 2025 by:
•each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;
•each of our named executive officers;
•each of our directors; and
•all of our directors and current executive officers as a group.
Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 15,180,945 shares outstanding as of March 1, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options or warrants held by that person and exercisable as of, or within

60 days of March 1, 2025, are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of Common Stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Intensity Therapeutics Inc., 1 Enterprise Drive, Suite 430, Shelton, CT 06484-4779.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Directors and Executive Officers
Lewis H. Bender(1)	2,567,227	16.3%
Joseph Talamo(2)	105,476	*
John Wesolowski(3)	97,822	*
Emer Leahy(4)	116,500	*
Mark A. Goldberg(5)	106,500	*
Daniel Donovan(6)	43,750	*
Thomas I. H. Dubin(7)	12,500	*
Directors and Executive Officers as a group (7 persons)(8)	3,049,775	18.8%

5% Stockholders
Leonard Batterson(9)	2,476,213	16.3%
Armistice Capital, LLC(10)	1,126,868	7.4%
Craig J. Duchossois(11)	1,062,753	7.0%

* Less than 1%
(1)Includes 547,227 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2025. Does not include 251,153 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2025.
(2)Includes 105,476 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2025. Does not include 401,903 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2025.
(3)Includes 91,131 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2025. Does not include 109,147 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2025.
(4)Includes 116,500 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2025. Does not include 31,250 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2025.
(5)Includes 106,500 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2025. Does not include 31,250 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2025.
(6)Includes 43,750 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2025. Does not include 31,250 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2025.
(7)Includes 12,500 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2025. Does not include 37,500 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2025.
(8)Includes 1,023,084 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2025. Does not include 893,453 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2025.

(9)Consists of (i) 2,023,227 shares of Common Stock held by VCapital Intensity LLC, (ii) 427,986 shares of Common Stock held by BVC — Intensity LLC and (iii) 25,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days after March 1, 2025. Batterson may be deemed to beneficially own such shares. The principal business address of VCapital Intensity LLC and BVC — Intensity LLC is 901 W. Jackson Blvd., Suite 503 Chicago, IL 60607.
(10)This information is based solely on a Schedule 13G filed with the SEC on February 14, 2025. Consists of 1,126,868 shares of Common Stock directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022. Does not include 1,237,113 shares of common stock issuable upon the exercise of warrants held by the Master Fund that are subject to a beneficial ownership limitation of 4.99% and are not exercisable within sixty days of March 1, 2025.
(11)Consists of (i) 1,010,753 shares of Common Stock and (ii) 52,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days after March 1, 2025. All shares are held by Craig J. Duchossois Revocable Trust UAD 9/11/1989. Mr. Duchossois may be deemed to beneficially own such shares. The principal business address of Craig J. Duchossois is 444 W. Lake St, Suite 2000, Chicago, Illinois 60606.

The following table summarizes information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (1)	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,587,129	$6.14	1,881,649
Equity compensation plans not approved by stockholders	-	-	-
Total	2,587,129	$6.14	1,881,649
(1)The amounts shown in this column include securities under both the 2013 Plan and 2021 Plan.
(2)Consists entirely of securities under the 2021 Plan. In accordance with the provisions in our 2021 Plan, the Board authorized that an additional 529,300 shares would become available for issuance on January 1, 2025, which represents approximately 3.5% of the shares outstanding on December 31, 2024. These shares are excluded from this calculation.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed, when required, in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2024 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeded or exceeds the lesser of $120,000 or 1% of our assets; and
•any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Convertible Note with Shareholder
On September 20, 2021, we entered into a convertible debt agreement (the “2021 Convertible Note”) for aggregate principal of $2,000,000. On November 29, 2022, and again February 8, 2023, we amended the 2021 Convertible Note to reflect new terms upon the Company’s IPO or equity financing (the “2021 Amended Note”). Pursuant to the terms of the 2021 Amended Note, the maturity date is October 1, 2025, and has the following conversion terms. The outstanding principal balance together with the unpaid and accrued interest of the note will be automatically converted upon the earliest of (i) an IPO in excess of $8,000,000 gross proceeds, (ii) a sale event of all or substantially all of the company’s assets or a majority of its equity securities, (iii) non-IPO financing by selling preferred stock in an equity offering other than an IPO or (iv) the maturity date of October 1, 2025. If an IPO, sale event or non-IPO financing occurs between November 29, 2022 through March 20, 2023 a conversion price discount of 30% would be assessed, if between March 20, 2023 through October 1, 2025 a conversion price discount of 35% would be assessed. Otherwise at the maturity date a conversion price of $11.50 per share would be assessed. The 2021 Amended Note accrues interest at 3% per annum, but will increase to 6% per annum after October 1, 2023, and is convertible to shares of our Common Stock. The occurrence of any of the following shall constitute an event of default: a) failure to pay when due any principal payment; b) voluntary bankruptcy or insolvency proceedings; c) involuntary bankruptcy or insolvency proceedings; d) judgements in excess of $500,000; or e) defaults under other indebtedness. Under these occurrences, the holder may declare all outstanding principal and interest payable to be immediately due and payable. The 2021 Amended Note automatically converted upon the IPO into 648,109 shares of Common Stock.
On November 29, 2022, we entered into a convertible debt agreement (the “2022 Convertible Note”) for $1,500,000. On February 8, 2023, we amended the 2022 Convertible Note (the “2022 Convertible Note Amendment”) to reflect new terms upon the Company’s IPO or equity financing. The outstanding principal balance together with the unpaid and accrued interest of the note will be automatically converted upon the earliest of (i) an IPO of no less than $8,000,000 gross proceeds, (ii) a sale event of all or substantially all of the company’s assets or a majority of its equity securities, (iii) non-IPO financing by selling preferred stock in an equity offering other than an IPO or (iv) the maturity date of October 1, 2025. If an IPO, sale event or non-IPO financing occurs prior to October 1, 2025, a conversion price discount of 30% would be assessed. Otherwise at the maturity date a conversion price would be $11.50 per share be assessed. The 2022 Amended Note automatically converted upon the IPO into 453,463 shares of Common Stock.
On March 30, 2023, we entered into a convertible debt agreement (the “2023 Convertible Note”) for $155,000. The outstanding principal balance together with the unpaid and accrued interest would be automatically converted upon the earliest of (i) an IPO of no less than $7,000,000 in gross proceeds, (ii) a sale event of all or substantially all of the Company’s assets or a majority of its equity securities, (iii) non-IPO financing by selling preferred stock in an equity offering other than an IPO or (iv) the maturity date of March 30, 2026. If an IPO, sale event or non-IPO financing occurs prior to March 30, 2026, a conversion price discount of 30% would be assessed; otherwise at the maturity date a conversion price would be $11.50 per share would be assessed. This note converted into 45,389 shares of Common Stock at our IPO.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2024 and 2023, by EisnerAmper LLP, the Company’s independent registered public accounting firm. Amounts are rounded to thousands.

	Years Ended December 31,
	2024	2023
Audit Fees	$364,875	$467,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$364,875	$467,250
Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements, review of our interim financial statements, comfort and consent letters. Audit fees include fees for consents and comfort letters of $112,875 in 2024 and $195,000 in 2023.
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

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant, dated June 30, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on July 5, 2023).
3.2	Second Amended and Restated Bylaws, dated November 21, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on November 22, 2023).
4.1*	Description of Securities
4.2	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 of our Form S-1 filed on June 29, 2023).
4.3	Representative’s Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on July 5, 2023).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 22, 2024).
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 of our Form S-1 filed on June 29, 2023).
10.2#	2013 Stock and Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Form S-1 filed on June 29, 2023).
10.3#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 filed on June 29, 2023).
10.4#	Amended and Restated Employment Agreement between the Registrant and Lewis H. Bender (incorporated by reference to Exhibit 10.4 of our Form S-1 filed on June 29, 2023).
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

10.8#	Employment Agreement, dated June 20, 2023, between Registrant and John Wesolowski (incorporated by reference to Exhibit 10.15 of our Form S-1 filed on June 29, 2023).
10.9	Underwriting Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on July 5, 2023)
10.10#	Employment Agreement, dated December 11, 2023 between Registrant and Joseph Talamo (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 12, 2023)
10.11#	Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 7, 2024)
10.12	Collaboration Agreement, dated May 6, 2024, between the Registrant and The Swiss Group for Cancer Research SAKK (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on August 8, 2024).
10.13	Intensity Therapeutics, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed on June 4, 2024).
10.14
Form of Placement Agent Agreement dated November 21, 2024, by and between the Company and A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC (incorporated be reference to Exhibit 1.1 of our Form 8-K filed on November 22, 2024).

10.15
Form of Securities Purchase Agreement, dated as of November 21, 2024, by and between Intensity Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 22, 2024).

19.1*	Insider Trading Policy.
21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our Form S-1 filed on June 29, 2023)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of our Form 10-K filed on March 14, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

______________________________________
# Indicates a management contract or compensatory plan or arrangement.
†Certain information has been excluded from the exhibit because it both (i) is not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.
* Filed herewith.
** Furnished herewith.
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intensity Therapeutics, Inc.

Date: March 13, 2025	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	March 13, 2025
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	March 13, 2025
Joseph Talamo	(principal financial officer)

/s/ John Wesolowski	Principal Accounting Officer and Controller	March 13, 2025
John Wesolowski	(principal accounting officer)

/s/ Daniel Donovan	Director	March 13, 2025
Daniel Donovan

/s/ Dr. Emer Leahy	Director	March 13, 2025
Dr. Emer Leahy

/s/ Dr. Mark A. Goldberg	Director	March 13, 2025
Dr. Mark A. Goldberg

/s/ Thomas I. H. Dubin	Director	March 13, 2025
Thomas I. H. Dubin

INTENSITY THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intensity Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intensity Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficiency), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
March 13, 2025

INTENSITY THERAPEUTICS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,590	$8,556
Marketable debt securities	—	6,220
Prepaid expenses and other current assets	773	688
Total current assets	3,363	15,464
Right-of-use asset, net	122	147
Other assets	1,298	1,684
Total assets	$4,783	$17,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,219	$3,048
Accrued expenses	508	891
Lease liability, current portion	28	20
Total current liabilities	1,755	3,959
Other long-term liabilities	—	36
Lease liability, net of long-term portion	110	138
Total liabilities	$1,865	$4,133
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001. Authorized shares of 15,000,000 as of both December 31, 2024 and 2023, respectively. None issued and outstanding as of both December 31, 2024 and 2023, respectively.	—	—
Common stock, par value $.0001. Authorized shares of 135,000,000 as of both December 31, 2024 and 2023, respectively. Issued and outstanding shares of 15,122,873 and 13,709,377 as of December 31, 2024 and 2023, respectively.	2	1
Additional paid-in capital	69,699	63,676
Accumulated deficit	(66,783)	(50,515)
Total stockholders’ equity	$2,918	$13,162
Total liabilities and stockholders’ equity	$4,783	$17,295
The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$10,496	$4,786
General and administrative	6,089	3,533
Total operating expenses	16,585	8,319
Loss from operations	(16,585)	(8,319)

Other income (expense):
Interest income	314	324
Interest expense	-	(305)
Loss on debt extinguishment	-	(2,262)
Other income, net	3	24
Net loss	$(16,268)	$(10,538)

Preferred stock deemed dividend	-	(1,324)
Net loss attributable to common stockholders	$(16,268)	$(11,862)

Loss per share, basic and diluted	$(1.17)	$(1.38)
Weighted average number of shares of common stock, basic and diluted	13,906,973	8,616,324
The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred		Series C Convertible Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	5,000,000	$10,000	1,449,113	$-	1,800,606	$-	3,410,103	$-	$23,555	$(38,653)	$(15,098)
Issuance of common stock in public offering for cash, net of $3,403 issuance costs	-	-	-	-	-	-	4,485,000	1	19,022	-	19,023
Issuance of warrants underwriters in connection with public offering	-	-	-	-	-	-	-	-	1,170	-	1,170
Conversion of preferred stock into common stock	(5,000,000)	(10,000)	(1,449,113)	-	(1,800,606)	-	4,124,851	-	10,000	-	10,000
Conversion of convertible notes into common stock	-	-	-	-	-	-	1,399,716	-	6,998	-	6,998
Issuance of warrants to convertible note holders	-	-	-	-	-	-	-	-	159	-	159
Exercise of options	-	-	-	-	-	-	25,000	-	50	-	50
Deemed dividend	-	-	-	-	-	-	264,707	-	1,324	(1,324)	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,398	-	1,398
Net loss	-	-	-	-	-	-	-	-		(10,538)	(10,538)
Balances at December 31, 2023	-	$-	-	$-	-	$-	13,709,377	$1	$63,676	$(50,515)	$13,162
Issuance of common stock in registered direct offering, net of $321 issuance costs	-	-	-	-	-	-	1,237,113	1	1,360	-	1,361
Issuance of warrants in registered direct offering, net of $252 issuance costs	-	-	-	-	-	-	-	-	1,068	-	1,068
Issuance of common stock in ATM offering, net of $82 issuance costs	-	-	-	-	-	-	51,820	-	150	-	150
Issuance of common stock in exchange for services	-	-	-	-	-	-	11,750	-	51	-	51
Exercise of options	-	-	-	-	-	-	88,500	-	266	-	266
Exercise of warrants	-	-	-	-	-	-	24,313	-	55	-	55
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,073	-	3,073
Net loss	-	-	-	-	-	-	-	-	-	(16,268)	(16,268)
Balances at December 31, 2024	-	$-	-	$-	-	$-	15,122,873	$2	$69,699	$(66,783)	$2,918
The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,268)	$(10,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes	-	159
Change in carrying value of right-of-use asset	25	147
Stock-based compensation expense	3,073	1,398
Stock issued in exchange for services	51	-
Loss on debt extinguishment	-	2,262
Changes in operating assets and liabilities, net:
Accrued interest on marketable debt securities	(134)	(197)
Prepaid expenses, other current assets, and other assets	301	(2,067)
Accounts payable, accrued expenses and other liabilities	(2,268)	1,631
Net cash used in operating activities	(15,220)	(7,205)
Cash flows from investing activities:
Purchase of marketable debt securities	(3,056)	(15,053)
Redemption of marketable debt securities	9,410	9,030
Net cash provided by (used in) investing activities	6,354	(6,023)
Cash flows from financing activities:
Proceeds from Registered Direct Offering	3,000	-
Issuance costs related to Registered Direct Offering	(571)	-
Proceeds from ATM offering	232	-
Issuance costs related to ATM offering	(82)	-
Proceeds from Initial Public Offering and overallotment	-	22,425
Issuance costs related to Initial Public Offering and overallotment	-	(2,233)
Proceeds from issuance of convertible note	-	230
Proceeds from exercise of options and warrants	321	50
Net cash provided by financing activities	2,900	20,472
Net (decrease) increase in cash and cash equivalents	(5,966)	7,244
Cash and cash equivalents at beginning of period	8,556	1,312
Cash and cash equivalents at end of period	$2,590	$8,556

Supplemental disclosure of non-cash financing activities:
Right-of-use lease asset and operating lease liability	$-	$155
Convertible notes issued in exchange for services	$-	13
Conversion of convertible notes and accrued interest into common stock	$-	$4,737
Warrants issued in relation to issuance of convertible notes	$-	$159
Warrants issued to underwriter in connection with stock issuance	$1,068	$1,170
Preferred stock deemed dividend	$-	$1,324
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
As a result of its initial public offering (the “IPO”) that priced on June 29, 2023, the Company began trading on the Nasdaq Capital Market under the symbol “INTS” on June 30, 2023. The IPO closed on July 5, 2023 at the IPO price of $5.00 per share, at which time the Company issued 3,900,000 shares of our common stock for gross proceeds of $19.5 million. After deducting offering expenses of $2.0 million, the Company received net proceeds received of $17.5 million. On July 7, 2023, the Company sold the full over-allotment shares at the IPO price of $5.00 per share, resulting in the issuance of 585,000 shares of our common stock for gross proceeds of $2.9 million. After deducting offering expenses of $0.2 million, the Company received an additional $2.7 million in net cash proceeds. The Company has used the net proceeds from the IPO to initiate clinical studies, conduct manufacturing suitable for phase 3 studies, submit regulatory filings to the United States Food & Drug Administration (“FDA”) and for general and corporate purposes.
Note 2.    Liquidity and Plan of Operation
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through December 31, 2024, the Company has an accumulated deficit of $66.8 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the year ended December 31, 2024 was $16.3 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash and cash equivalents totaled $2.6 million as of December 31, 2024. Until such time the Company can generate substantial product revenue, the Company expects to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash and cash equivalents as of December 31, 2024, the Company believes that it has sufficient cash through the end of the first quarter of 2025 for its current operations. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
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
Concentration of credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist entirely of cash and investments in U.S. Treasury bills. These financial instruments are held at two U.S. financial institutions. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. During the years ended December 31, 2024 and 2023, the Company’s cash balances exceeded the FDIC insurance limit. The investments in the U.S. Treasury securities and U.S. Treasury bills are not FDIC insured but are backed by the U.S. government. U.S. Treasury securities are subject to market risk if they are sold prior to maturity. The Company has not experienced any losses in such accounts. Although the Company believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so beyond amounts guaranteed by the FDIC.
Cash and cash equivalents
The Company considers all liquid investments acquired with a maturity of three months or less to be cash equivalents.
Marketable debt securities
Investments in U.S. Treasury bills purchased with a maturity over three months but less than twelve months are classified separately from cash and cash equivalents in current assets. Investments in U.S. Treasury bills are classified as available for sale. Under the classification of available for sale, securities are reported at fair value. Unrealized gains or losses would be included in accumulated other comprehensive income within the equity section of the Balance Sheet. At December 31, 2024, there were no marketable securities or unrealized gains or losses, and all accrued interest was recognized as interest income in the Statement of Operations.
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
As of December 31, 2023, the Company invested $6.2 million in U.S. Treasury Bills, included in marketable debt securities. U.S. Treasury bills are valued at market prices obtained from independent vendor services, which we believe to be reliable. In some cases, the pricing vendor may provide prices quoted by a single broker or market maker. U.S. Treasury Bills are categorized in Level 2 of the fair value hierarchy. As of December 31, 2024, there were no investments in U.S. Treasury Bills.

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
Research and development costs are expensed in the period in which they are incurred. External costs consist primarily of payments to outside consultants, third-party CROs, CMOs, clinical trial sites and central laboratories in connection with the Company’s clinical manufacturing and clinical development activities. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or its estimate of the level of service that has been performed at each reporting date. The Company tracks external costs based on research and development activities, including preclinical, individual clinical study, and manufacturing for our product candidate. Internal costs consist primarily of employee-related costs and costs related to compliance with regulatory requirements. The Company does not track internal or consulting costs by research and development initiative because these costs are deployed across multiple initiatives and, as such, are not separately classified.
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023, which will be applied to future invoices during and at the end of the study. As of December 31, 2024 and 2023, the advance payment balances were $1.2 million and $1.7 million, respectively, and were recorded in Other Assets in the Balance Sheet.
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
The Company accounts for uncertain tax positions. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024, the Company does not have any uncertain tax positions.

There are no estimated interest costs and penalties provided for in the Company’s financial statements for the year ended December 31, 2024. If at any time the Company should record interest and penalties in connection with income taxes, the interest and penalties will be expensed within the income tax line.
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
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, convertible notes, stock options, and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that are excluded from the computation of diluted weighted average shares outstanding listed in the table below because they are anti-dilutive. The basic and diluted computation of net loss per share for the Company are the same because the effects of the Company’s convertible securities would be anti-dilutive. All common and preferred stock participate equally in dividends and the distribution of earnings if and when declared by the Board of Directors, on the Company’s common stock for the year ended December 31, 2024. For purposes of computing earnings per share, all series of preferred stock are considered participating securities. Therefore, the Company must calculate basic and diluted earnings per share using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. As the preferred stockholders have no obligation to fund losses, no portion of net loss was allocated to the participating securities for the year ended December 31, 2023. There were no preferred shares outstanding during the year ended December 31, 2024.
As of December 31, 2024 and 2023, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	December 31,
	2024	2023
Options outstanding	2,587,129	1,239,750
Warrants outstanding	2,041,563	801,950
	4,628,692	2,041,700
Stock issuance costs
The Company incurred costs related to the sale of its common stock in its IPO and the subsequent sale of common stock in the over-allotment. These costs included underwriter commissions and fees, legal fees, accounting fees, and printing costs. These costs were recorded as a deduction to Additional Paid in Capital.

Segments
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment, which consists of the application of scientific leadership in the field of localized cancer reduction leading to anti-cancer immune activation. The Company’s chief operating decision maker (“CODM”) is the president and chief executive officer.
The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. To date, the Company has not generated any product revenue and expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval. As such, the CODM uses forecast models in deciding how to invest into the segment. Such forecast models are reviewed to assess the Company’s operating results and performance. The CODM is regularly provided with operating expenses and cash balances, which are reported on the statement of operations and balance sheet, respectively.
Recently issued pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, primarily requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The Company has adopted the guidance in ASU 2023-07 for the year ended December 31, 2024, and it is being applied retrospectively to its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently amended by ASU 2025-01 to clarify the effective date, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented in the statement of operations. The guidance in this ASU is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its financial statement disclosures.

Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2024	2023
Savings and checking accounts at major U.S. financial institutions	$428	$367
U.S. Treasury securities money market fund	2,162	8,189
Total	$2,590	$8,556
Note 5.    Marketable Debt Securities
Marketable debt securities as of December 31, 2023 consisted entirely of U.S. Treasury bills purchased with maturities over three months but less than twelve months. There were no marketable debt securities as of December 31, 2024.

Note 6.    Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid insurance	$421	$647
Prepaid research and development costs	239	—
Prepaid other	113	41
Total	$773	$688
Note 7.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued research and development costs	$373	$439
Accrued employee compensation-related expenses	56	392
Accrued other	79	60
Total	$508	$891
Note 8.    Convertible Notes
Prior to the IPO, the Company entered into a series of interest-bearing convertible notes, which bore interest at rates ranging 3% to 10%, and were automatically converted upon the IPO at a discount ranging 30% to 35% to the conversion price of $11.50 per share, in accordance with the respective note agreements. Below is a summary of activity of convertibles notes for the year ended December 31, 2023 (in thousands):

	Principal	Accrued Interest	Total
As of January 1, 2023	4,250	99	4,349
Issuance of Convertible Notes	243	—	243
Interest expense	—	145	145
Conversion to common stock upon IPO	(4,493)	(244)	(4,737)
Balance as of December 31, 2023	$—	$—	$—
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

Note 9.    Stockholders’ Equity
Initial public offering
On July 5, 2023, as described in Note 1, the Company completed IPO, issuing 3,900,000 shares of common stock at the IPO price of $5.00 per share. On July 7, 2023, the Company sold the full over-allotment of the IPO shares and issued 585,000 shares of common stock at the IPO price of $5.00 per share.
Pursuant to the IPO,

•all Series A, B and C Preferred Stock was converted into 4,124,851 shares of common stock at conversion prices equal to $4.00, $9.00 and $11.50, respectively.
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
On November 20, 2024, the Company filed a prospectus supplement to reduce the maximum the Company may sell and issue under the Sales Agreement to $7.0 million of its Shares, not including the Shares previously sold under the Sales Agreement.
For the year ended December 31, 2024, the Company issued 51,820 shares of common stock under the Sales Agreement for net proceeds of $0.2 million.
Registered direct offering
On November 21, 2024, the Company entered into a Securities Purchase Agreement with a single healthcare focused institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor, 1,237,113 shares of common stock to the Investor, at a price of $2.425 per share, for aggregate gross proceeds of approximately $3.0 million before deducting the placement agents’ fees and related offering expenses. In a concurrent private placement, the Company agreed to issue to the Investor common stock warrants to purchase up to 1,237,113 shares (the “Common Warrants”) at an exercise price of $2.95 per share, with a relative fair value of $1.1 million (see Note 10). Each Common Warrant will be exercisable six months from the issuance date and will expire five and one-half years from the issuance date.
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
In 2022, the Company replaced the 2013 Plan with the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 3,000,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lessor of (a) 3.5% of the aggregate number of shares of Common Stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1, 2023 and January 1, 2024, an additional 238,700 and 479,828 shares, respectively, were authorized under the 2021 Plan. As of December 31, 2024, 1,881,649 shares were available for issuance under the 2021 Plan.

The Company recorded total stock-based compensation in its Statements of Operations as follows (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$1,240	$714
General and administrative	1,833	684
Total stock-based compensation expense	$3,073	$1,398

Stock options
The following table summarizes the range of assumptions used to estimate the fair value of stock options issued in 2024 and 2023:

	2024	2023
Stock price	$3.44 to $5.19	$2.82 to $6.88
Exercise price	$3.44 to $5.19	$2.82 to $6.88
Expected volatility	97.06 to 102.16%	97.06% to 99.74%
Risk free interest rates	4.07 to 4.46%	3.87% to 4.97%
Expected term (years)	5 to 7	5.75 to 6.25
For the years ended December 31, 2024 and 2023, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on Common Stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for stock options for the year ended December 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,239,750	$8.00	6.4	$1,865
Issued	1,435,879	$4.34
Exercised	(88,500)	$3.01
Forfeited and cancelled	—	$—
Outstanding at December 31, 2024	2,587,129	$6.14	7.9	$—
Exercisable at December 31, 2024	1,268,778	$7.68	6.3	$—

All options expire 10 years from date of grant. Options outstanding begin to expire in September 2025. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
The weighted average grant date fair value of stock options issued was $3.51 and $4.21 for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, total unrecognized compensation cost related to options was approximately $4.1 million and is expected to be recognized over the remaining weighted average service period of 2.8 years.

Warrants
The following table summarizes the range of assumptions used to estimate the fair value of warrants issued in 2024 and 2023:

	2024	2023
Stock price	$2.95 to $5.19	$3.10 to $5.00
Exercise price	$2.95 to $5.19	$6.00 to $6.25
Expected volatility	97.06% to 100.64%	97.06% to 103.85%
Risk free interest rates	4.12% to 4.39%	3.59% to 4.85%
Expected term (years)	5.5 to 7	3 to 5
For the years ended December 31, 2024 and 2023, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on Common Stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for warrants for the year ended December 31, 2024:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	801,950	$6.30	3.9	$2,096
Issued	1,287,113	$3.02
Exercised	(24,313)	$2.26
Forfeited and cancelled	(23,187)	$2.86
Outstanding at December 31, 2024	2,041,563	$4.32	4.7	$—
Exercisable at December 31, 2024	747,200	$6.51	3.2	$—
All warrants outstanding are exercisable for purchase of common stock. In connection with the IPO, 313,950 warrants were issued to the Company’s underwriters during the year ended December 31, 2023. In connection with the registered direct offering, 1,237,113 warrants were issued to the Investor during the year ended December 31, 2024.
At December 31, 2024, total unrecognized compensation cost related to warrants was approximately $0.2 million and is expected to be recognized over the remaining weighted average service period of 2.6 years.

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

Rent expense for the years ended December 31, 2024 and 2023 was $34,000 and $55,000, respectively. Cash paid for operating leases for the years ended December 31, 2024 and 2023 was approximately $38,000 and $49,000, respectively, all of which pertained to the Shelton Lease.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of December 31, 2024 for the Shelton Lease and as of December 31, 2023 for the Westport Lease (in thousands):

	December 31, 2024	December 31, 2023

Right-of-use asset, net	$122	$147

Lease liability, current portion	28	20
Lease liability, net of current portion	110	138
	$138	$158
The following variables were used to determine the right-of-use asset and the operating lease liabilities at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	4.2 years	0.75 years
Weighted average operating lease discount rate	6.4%	3.9%
Future minimum lease payments under the lease agreement as of December 31, 2024 were as follows (in thousands):

Year ended
2025	$36
2026	37
2027	39
2028	39
2029	7
Total lease payments	$158
Less: Amounts representing interest	(20)
Present value of lease liabilities	$138
Note 12.    Other Uncertainties
The Company holds patents in Russia and Israel, both of which are currently involved in military action. The outcomes of these military actions could impact our ability to maintain and protect these patents.

Note 13. Related Parties
In 2023, a minority stockholder was engaged as a consultant to serve as the Company’s chief medical officer. Under the consulting agreement, the Company recorded approximately $6,200 of research and development expense for the year ended December 31, 2023.
The Company sublet a portion of its lease in Westport Lease to a minority stockholder, and recognized sublease income of approximately $23,000 for the year ended December 31, 2023. Sublease income is recorded as a reduction of general and administrative expenses in the Statement of Operations. The sublease ended in April 2023.
As of December 31, 2023, the Company held a $36,000 deposit related to a service agreement with a minority stockholder, and is recorded in other long-term liabilities on the balance sheet. The deposit was returned to the minority stockholder during 2024.

In October 2023, the Company issued 80,000 warrants for consulting services to be rendered by two shareholders, which vested over the subsequent twelve months. These warrants were valued at $198,000, of which $149,000 and $49,000 were expensed during the years ended December 31, 2024 and 2023, respectively, and were expensed to general and administrative expense.
In April 2024, the Company entered into a non-material agreement with a service organization controlled by a board member. For the year ended December 31, 2024, the Company expensed $42,110 and paid $40,310 to the service organization for services performed, which is recognized in research and development expenses on the statement of operations. As of December 31, 2024, the Company recognized $1,800 in accrued expenses.
Note 14.    Income Taxes
The components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	2024	2023

Statutory federal income tax rate	$(3,414)	$(2,213)
State taxes, net of federal tax benefit	(949)	(350)
Change in valuation allowance	4,216	1,888
Loss on debt extinguishment	—	475
Federal return to provision	14	87
Other permanent items	133	113
Provision for income taxes	$—	$—
The components of the net deferred tax assets are as follows (in thousands):

	2024	2023

Deferred tax assets:
Net operating loss carryforwards	$10,235	$8,612
Capitalized research expense	3,774	1,782
Share based compensation	1,713	1,011
Research and development credits	495	596
Lease liability	37	43
Gross deferred tax assets	16,254	12,044
Less valuation allowance	(16,221)	(12,005)
Total deferred tax assets	33	39

Deferred tax liabilities:
Right of use assets	(33)	(39)
Total deferred tax liabilities	(33)	(39)
Deferred income taxes, net	$—	$—

As of December 31, 2024, the Company has U.S. federal and state net operating loss carryforwards of $38.0 million and $38.0 million, respectively, which may be used to offset future taxable income, if any. As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of $32.0 million and $31.9 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state net operating loss carryforwards begin to expire in 2033 and the U.S. federal net operating losses generated between 2018 and 2024 can be carried forward indefinitely. Federal loss carryforwards of $7.0 million expire between the years 2033 and 2037, and the remainder have no expiration date.

As of December 31, 2024 and 2023, the Company has U.S. federal and state credit carryforwards of $0.3 million and $0.2 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state credit carryforwards begin to expire in 2033. The Company’s ability to utilize these net operating loss carryforwards and tax credit carryforwards may be limited if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382 and 383. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period. The Company has not completed an analysis under Section 382 of the Code.
A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company provides a valuation allowance to offset deferred tax assets for net operating losses incurred during the year and for other deferred tax assets where, in the Company’s opinion, it is more likely than not that the financial statement benefit of these losses will not be realized. The increase in valuation allowance for the years ended December 31, 2024 and 2023 totaled $4.2 million and $1.9 million, respectively.
The Company’s policy is to classify interest and penalties, if any, as components of the income tax provision in the statement of operations. The Company has not recorded any unrecognized tax benefit, interest or penalty in the years ended December 31, 2024 and 2023.
The Company is subject to income tax in the U.S. Federal and Connecticut jurisdictions.
Note 15. Segments
The Company has a single segment and allocates resources based on cash resources and operating expense projections. The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers)	$(128)	$984
INVINCIBLE-2 Study (Phase 2 Breast)	233	402
INVINCIBLE-3 Study (Phase 3 Sarcoma)	6,225	578
INVINCIBLE-4 Study (Phase 2 Breast)	524	19
Other clinical trial expenses(a)	223	4
Clinical trial expenses	7,077	1,987
Contract manufacturing	657	922
Salaries and benefits related	1,379	896
Consulting & Other(b)	143	267
Stock-based compensation	1,240	714
Research and development expenses	10,496	4,786
General and administrative expenses:
Salaries and benefits related	884	559
Legal fees	728	423
Audit fees	349	404
Consulting	768	430
Insurance	874	608
Other(c)	653	425
Stock-based compensation	1,833	684
General and administrative expenses	6,089	3,533
Loss from operations	(16,585)	(8,319)
Other segment items, net(d)	317	43
Loss on debt extinguishment	—	(2,262)
Net loss	$(16,268)	$(10,538)

(a)Represents ancillary clinical and clinical-related costs associated with clinical studies.
(b)Consulting & Other includes research and development consulting costs and travel-related costs.
(c)Other includes facility expenses, office supplies, computer and software related costs, public relations costs, and travel-related costs.
(d)Other segment items include interest income, interest expense, and foreign exchange gains and losses.