Form 10-Q
period 2025-03-31
INTENSITY THERAPEUTICS, INC.
filed 2025-05-13
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-41109
_________________________
INTENSITY THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	46-1488089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Enterprise Drive, Suite 430, Shelton, CT	06484-4779
(Address of Principal Executive Offices)	(Zip Code)
(203) 221-7381
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	INTS	The Nasdaq Stock Market LLC

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
Yes ☐   No ☒

As of May 12, 2025, the registrant had 18,398,202 shares of common stock outstanding.

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
•our need to raise additional funding to complete our clinical trials and before we can expect to generate any revenues from product sales;
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
•our ability to remain listed on The Nasdaq Capital Market; and
•other factors discussed herein and under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “2024 Annual Report”), and this Quarterly Report on Form 10-Q.
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
Unless otherwise indicated, the terms “Intensity,” “Company,” “we,” “us,” or “our” refer to Intensity Therapeutics, Inc.

Part I - Financial Information
Item 1. Condensed Financial Statements

INTENSITY THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$929	$2,590
Prepaid expenses and other current assets	722	773
Total current assets	1,651	3,363
Right-of-use asset, net	116	122
Other assets	1,298	1,298
Total assets	$3,065	$4,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,586	$1,219
Accrued expenses	1,014	508
Lease liability, current portion	29	28
Total current liabilities	2,629	1,755
Lease liability, long-term portion	102	110
Total liabilities	2,731	1,865
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.0001. Authorized shares of 15,000,000 as of both March 31, 2025 and December 31, 2024. None issued and outstanding as of both March 31, 2025 and December 31, 2024.	—	—
Common stock, par value $.0001. Authorized shares of 135,000,000 as of March 31, 2025 and December 31, 2024, respectively. Issued and outstanding shares of 15,264,869 and 15,122,873 as of March 31, 2025 and December 31, 2024, respectively.	2	2
Additional paid-in capital	70,462	69,699
Accumulated deficit	(70,130)	(66,783)
Total stockholders’ equity	334	2,918
Total liabilities and stockholders’ equity	$3,065	$4,783
*Derived from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$2,189	$2,815
General and administrative	1,205	1,928
Total operating expenses	3,394	4,743
Loss from operations	(3,394)	(4,743)

Other income (expense):
Interest income	15	140
Other income, net	32	-
Net loss	$(3,347)	$(4,603)

Loss per share, basic and diluted	$(0.22)	$(0.34)
Weighted average number of shares of common stock, basic and diluted	15,173,196	13,709,487
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	15,122,873	$2	$69,699	$(66,783)	$2,918
Issuance of common stock in ATM offering, net of $17 issuance costs	141,996	-	328	-	328
Stock-based compensation expense	-	-	435	-	435
Net loss	-	-	-	(3,347)	(3,347)
Balances at March 31, 2025	15,264,869	$2	$70,462	$(70,130)	$334

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	13,709,377	$1	$63,676	$(50,515)	$13,162
Exercise of warrants	2,500	-	8	-	8
Stock-based compensation expense	-	-	1,155	-	1,155
Net loss	-	-	-	(4,603)	(4,603)
Balances at March 31, 2024	13,711,877	$1	$64,839	$(55,118)	$9,722
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,347)	$(4,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in carrying value of right-of-use asset	6	6
Stock-based compensation expense	435	1,155
Changes in operating assets and liabilities, net:
Accrued interest on marketable debt securities	-	(79)
Prepaid expenses, other current assets, and other assets	51	602
Accounts payable, accrued expenses and other liabilities	866	(1,447)
Net cash used in operating activities	(1,989)	(4,366)
Cash flows from investing activities:
Redemption of marketable debt securities	-	3,260
Net cash provided by investing activities	-	3,260
Cash flows from financing activities:
Proceeds from ATM offering	345	-
Issuance costs related to ATM offering	(17)	-
Proceeds from exercise of warrants and options	-	8
Net cash provided by financing activities	328	8
Net decrease in cash and cash equivalents	(1,661)	(1,098)
Cash and cash equivalents at beginning of period	2,590	8,556
Cash and cash equivalents at end of period	$929	$7,458

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
The Company has completed two clinical studies and enrolled over 200 patients using INT230-6 in a Phase 1/2 dose escalation study in metastatic cancers including sarcomas, and a Phase 2 randomized control clinical trial in locally advanced breast cancer in women without undergoing chemotherapy prior to their surgery. In 2024, the Company initiated a Phase 3 trial in soft tissue sarcoma (the "INVINCIBLE-3 Study"), testing INT230-6 as second or third-line monotherapy compared to the standard of care ("SOC") with overall survival as an endpoint. Also in 2024, the Company initiated a Phase 2 study in collaboration with The Swiss Group for Clinical Cancer Research, SAKK (the "INVINCIBLE-4 Study") evaluating INT230-6 followed by the SOC immunochemotherapy and the SOC alone for patients with presurgical triple-negative breast cancer, with pathological complete response as the endpoint.
Note 2.    Liquidity and Plan of Operation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through March 31, 2025, the Company has an accumulated deficit of $70.1 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the three months ended March 31, 2025 was $3.3 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash and cash equivalents totaled $0.9 million as of March 31, 2025. In April 2025, the Company completed a public offering of $2.35 million, for net proceeds of $1.9 million after deducting the fees and expenses (see Note 12). Until such time the Company can generate substantial product revenue, the Company plans to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the existing Company stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash and cash equivalents as of March 31, 2025, plus the net proceeds received in the April 2025 public offering (see Note 12), the Company believes that it has sufficient cash into the third quarter of 2025 for its projected current operations. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
Note 3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2025, and its results of operations and its cash flows for the three months ended March 31, 2025 and 2024. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2024 and 2023 and notes thereto. The accompanying financial statements have been prepared in accordance with GAAP and reflect the operations of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The December 31, 2024 balance sheet information was derived from the audited financial statements as of that date. The Company neither owns nor controls any subsidiary companies.
The significant accounting policies used in preparation of the condensed consolidated financial statements are disclosed in our 2024 Annual report, and there have been no changes to the Company's significant accounting policies during the three months ended March 31, 2025.
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
Research and development costs are expensed in the period in which they are incurred. External costs consist primarily of payments to outside consultants, third-party CROs, CMOs, clinical trial sites and central laboratories in connection with the Company’s clinical manufacturing and clinical development activities. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or its estimate of the level of service that has been performed at each reporting date. The Company tracks external costs based on research and development initiative, including preclinical, individual clinical study, and manufacturing for our product candidate. Internal costs consist primarily of employee-related costs and costs related to compliance with regulatory requirements. The Company does not track internal or consulting costs by research and development initiative because these costs are deployed across multiple programs and, as such, are not separately classified.
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023, which will be applied to future invoices during and at the end of the study. As of both March 31, 2025 and December 31, 2024, the advance payment balance was $1.2 million, and were recorded in Other Assets in the Balance Sheet.
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon the exercise of stock options and warrants are excluded from the computation of diluted weighted average shares outstanding listed in the table below because, when the Company is in a net loss position, they are anti-dilutive. There were no preferred shares outstanding at March 31, 2025 and 2024.
As of March 31, 2025 and 2024, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	March 31,
	2025	2024
Options outstanding	2,543,067	1,939,129
Warrants outstanding	2,041,563	804,450
	4,584,630	2,743,579
Recently issued pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company discloses its income tax rate reconciliation in its annual financial statements only and does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements.
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

Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Savings and checking accounts at major U.S. financial institutions	$94	$428
U.S. Treasury securities money market fund	835	2,162
Total	$929	$2,590
Note 5.    Prepaid Expenses and Other Current Assets
Prepaid expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	$262	$421
Prepaid research and development costs	219	239
Prepaid other	241	113
Total	$722	$773

Note 6.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development costs	$910	$374
Accrued employee compensation-related expenses	—	56
Accrued other	104	78
Total	$1,014	$508
Note 7.    Stockholders’ Equity
At The Market Offering Agreement
On July 3, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may sell and issue, from time to time, up to $15.0 million of shares of its common stock (the “Shares”) through Wainwright as the Company’s sales agent (the “ATM Offering”). The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement pursuant to its terms. On November 21, 2024, the Company filed a prospectus supplement to reduce the maximum the Company may sell and issue under the Sales Agreement to $7.0 million of its Shares, not including the Shares previously sold under the Sales Agreement. For the three months ended March 31, 2025, the Company issued 141,996 shares of common stock under the ATM Agreement for net proceeds of $0.3 million. Since inception, we have issued 193,816 shares of common stock under the ATM Agreement for net proceeds of $0.5 million.
Registered direct offering
On November 21, 2024, the Company entered into a Securities Purchase Agreement with a single healthcare focused institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor, 1,237,113 shares of common stock to the Investor, at a price of $2.425 per share, for aggregate gross proceeds of approximately $3.0 million before deducting the placement agents’ fees and related offering expenses. In a concurrent private placement, the Company agreed to issue to the Investor common stock warrants to purchase up to 1,237,113 shares (the “Common Warrants”) at an exercise price of $2.950 per share, with a relative fair value of $1.1 million. Each Common Warrant will be exercisable six months from the issuance date and will expire five and one-half years from the issuance date.

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
In 2021, the Company established the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 3,000,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lessor of (a) 3.5% of the aggregate number of shares of common stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1, 2023 and January 1, 2024, an additional 238,700 and 479,828 shares were authorized under the 2021 Plan. On January 1, 2025, an additional 529,300 shares were authorized under the 2021 Plan. As of March 31, 2025, 2,455,011 shares were available for issuance under the 2021 Plan.

The Company recorded total stock-based compensation for its outstanding stock options and warrants in its Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$160	$566
General and administrative	275	589
Total stock-based compensation expense	$435	$1,155

Stock options
The following table summarizes the range of assumptions used to estimate the fair value of stock options issued using the Black-Scholes-Merton option pricing model:

	Three Months Ended March 31,
	2025	2024
Stock price	n/a	$5.19
Exercise price	n/a	$5.19
Expected volatility	n/a	97.06%
Risk free interest rates	n/a	4.12%
Expected term (years)	n/a	5 to 6.25
The Company did not issue stock options for the three months ended March 31, 2025. For the three months ended March 31, 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for stock options for the three months ended March 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,587,129	$6.14	7.9	$—
Issued	—	$—
Exercised	—	$—
Forfeited and cancelled	(44,062)	$3.55
Outstanding at March 31, 2025	2,543,067	$6.18	7.6	$—
Exercisable at March 31, 2025	1,435,229	$7.40	6.4	$—

All options expire 10 years from date of grant. Options outstanding begin to expire in September 2025. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
As of March 31, 2025, total unrecognized compensation cost related to options was approximately $4.0 million and is expected to be recognized over the remaining weighted average service period of 2.5 years.

Warrants
The following table summarizes the range of assumptions used to estimate the fair value of warrants issued using the Black-Scholes-Merton option pricing model:

	Three Months Ended March 31,
	2025	2024
Stock price	n/a	$5.19
Exercise price	n/a	$5.19
Expected volatility	n/a	97.06%
Risk free interest rates	n/a	4.12%
Expected term (years)	n/a	6.25
The Company did not issue warrants for the three months ended March 31, 2025. For the three months ended March 31, 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the warrant represents the period the warrants are expected to be outstanding.
The following table summarizes the activity for warrants for the three months ended March 31, 2025:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,041,563	$4.32	4.7	$—
Issued	—	$—
Exercised	—	$—
Forfeited and cancelled	—	$—
Outstanding at March 31, 2025	2,041,563	$4.32	4.4	$—
Exercisable at March 31, 2025	753,450	$6.50	3.2	$—
All warrants outstanding are exercisable for purchase of common stock.
As of March 31, 2025, total unrecognized compensation cost related to warrants was approximately $0.2 million and is expected to be recognized over the remaining weighted average service period of 2.6 years.

Restricted Stock
In September 2024, the Company issued 11,750 restricted shares of its common stock (the “Restricted Stock”) to a consultant as compensation for its services to the Company through the end October 2024 valued at $51,000. The Restricted Stock included a restricted legend for a period of at least six months from the date of issuance. The six-month period has elapsed, and the Restricted Stock is no longer restricted.

Note 9.    Leases
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

Rent expense for each of the three months ended March 31, 2025 and 2024 was approximately $9,000.
Cash paid for operating leases for the three months ended March 31, 2025 was approximately $17,000. The Company paid $3,000 for operating leases for the three months ended March 31, 2024.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024

Right-of-use asset, net	$116	$122

Lease liability, current portion	29	28
Lease liability, net of current portion	102	110
	$131	$138
The following variables were used to determine the right-of-use asset and the operating lease liabilities at March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Weighted average remaining lease term	3.9 years	5.4 years
Weighted average operating lease discount rate	6.4%	6.4%
Future minimum lease payments under the lease agreement as of March 31, 2025 were as follows (in thousands):

Year ended
2025 (remainder of year)	$27
2026	37
2027	39
2028	39
2029	7
Total lease payments	149
Less: Amounts representing interest	(18)
Present value of lease liabilities	$131
Note 10.    Other Uncertainties
The Company holds patents in Russia and Israel, both of which are currently involved in military action. The outcomes of these military actions could impact our ability to maintain and protect these patents.

Note 11.    Related Parties
In October 2023, the Company issued 80,000 warrants for consulting services to be rendered by two shareholders, which vested over the subsequent twelve months. These warrants are valued at $198,000 and were expensed to general and administrative expense over the subsequent twelve-month period, of which $45,000 was expensed during the three months ended March 31, 2024.

In April 2024, the Company entered into a non-material agreement with a service organization controlled by a board member. For the three months ended March 31, 2025, the Company expensed $1,800 and paid $1,800 to the service organization for services performed, which is recognized in research and development expenses on the statement of operations. As of March 31, 2025, the Company recognized $1,800 in accrued expenses.

Note 12. Segments
The Company has a single segment and allocates resources based on cash resources and operating expense projections. The table below summarizes the significant expense categories regularly reviewed by the Company’s president and chief executive officer, who is the Company’s chief operating decision maker (“CODM”), for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers)	$—	$53
INVINCIBLE-2 Study (Phase 2 Breast)	—	103
INVINCIBLE-3 Study (Phase 3 Sarcoma)	1,596	1,419
INVINCIBLE-4 Study (Phase 2 Breast)	63	—
Clinical trial expenses	1,659	1,575
Contract manufacturing	24	214
Salaries and benefits related	329	394
Consulting & Other(a)	17	66
Stock-based compensation	160	566
Research and development expenses	2,189	2,815
General and administrative expenses:
Salaries and benefits related	230	324
Legal fees	167	257
Audit fees	77	115
Consulting	196	173
Insurance	157	286
Other(b)	103	184
Stock-based compensation	275	589
General and administrative expenses	1,205	1,928
Loss from operations	(3,394)	(4,743)
Other segment items(c)	47	140
Net loss	$(3,347)	$(4,603)

(a)Consulting & Other includes research and development consulting costs and travel-related costs.
(b)Other includes facility expenses, office supplies, computer and software related costs, public relations costs, and travel-related costs.
(c)Other segment items include interest income, interest expense, and foreign exchange gains and losses.

Note 13.    Subsequent Events
Public offering
On April 24, 2025, the Company commenced a best efforts public offering (the “Offering”) of an aggregate of (i) 3,133,333 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), (ii) 3,133,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 3,133,333 shares of Common Stock (the “Series B-1 Common Warrant Shares”), (iii) 3,133,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Warrants, the “Warrants”) to purchase up to 3,133,333 shares of Common Stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the

“Warrant Shares”). In connection with the Offering, the Company entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the Offering. The Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of Common Stock and one Series B-2 Common Warrant to purchase one share of Common Stock. The combined offering price for each Share and accompanying Warrants was $0.75. Each Warrant has an exercise price of $0.85 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants will expire on the eighteen-month anniversary of the date of issuance. The Company raised an aggregate of $2.35 million in the Offering, and net proceeds of the Offering, after deducting the fees and expenses were approximately $1.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2024 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties. Such statements should be read together with the “Risk Factors” sections of this Quarterly Report on Form 10-Q and the 2024 Annual Report, which discuss important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Statement Regarding Forward-Looking Statements”.
Overview
We are a late-stage clinical biotechnology company passionately committed to applying scientific leadership in the field of localized cancer reduction leading to anti-cancer immune activation. Our new approach involves the direct injection into tumors of a unique product created from our DfuseRxSM discovery platform.
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

Our Clinical Programs
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
In July 2024, we initiated and dosed our first patient in a Phase 3 open-label, randomized study (the “INVINCIBLE-3 Study”) testing INT230-6 as a monotherapy compared to the SOC drugs in second-and third-line treatment for certain soft tissue sarcoma subtypes. This 333-patient study with an endpoint of overall survival has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutics Goods Administration. In March 2025, we paused new site activations and patient enrollments due to funding constraints, and prioritized funding for the INVINCIBLE-4 Study (see below). Prior to this pause, the trial had enrolled 23 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations to reduce ongoing costs during this pause. Once sufficient funding is obtained, we plan to restart site activations and patient enrollment in the INVINCIBLE-3 Study.
In October 2024, in collaboration with the Swiss Group for Clinical Cancer Research SAKK (“SAKK”), we initiated and dosed our first patient in a Phase 2 study (the “INVINCIBLE-4 Study”) to treat patients with localized triple-negative breast cancer (“TNBC”). We plan to enroll 54 patients and expect to complete enrollment by the end of the first quarter of 2026 provided that we are able to obtain sufficient additional funding, and the endpoint is the change in the pathological complete response rate for the combination compared to the SOC alone. In the event we are unable to obtain sufficient additional funding, we may have to defer completion of the study until such funding is obtained.
We have also successfully developed Phase 3 quality analytical methods for the three INT230-6 components and successfully manufactured multiple large-scale batches of INT230-6. In a meeting with the FDA in the fourth quarter of 2023, we agreed on a chemical manufacture and control (“CMC”) plan for Phase 3 and product registration for our three key ingredients and INT230-6. If we successfully execute the agreed-upon plan, we expect that the CMC portion of a New Drug Application (“NDA”) should be acceptable to the FDA for product approval and registration (subject to final NDA review). We also anticipate publishing a series of manuscripts on completed studies beginning in the second half of 2025.
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through net proceeds received from issuances of our Common Stock, preferred stock and convertible notes. As of March 31, 2025, we had approximately $0.9 million of cash and cash equivalents. Since our inception, we have incurred significant operating losses. We incurred net losses of $3.3 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $70.1 million.

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

Results of Operations
The following tables summarize our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$2,189	$2,815	$(626)
General and administrative	1,205	1,928	(723)
Total operating expenses	3,394	4,743	(1,349)
Loss from operations	(3,394)	(4,743)	1,349
Interest income	15	140	(125)
Other income, net	32	-	32
Net loss	$(3,347)	$(4,603)	$1,256

	Three Months Ended March 31,
	2025	2024	Change
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers)	$—	$53	$(53)
INVINCIBLE-2 Study (Phase 2 Breast)	—	103	(103)
INVINCIBLE-3 Study (Phase 3 Sarcoma)	1,596	1,419	177
INVINCIBLE-4 Study (Phase 2 Breast)	63	—	63
Clinical trial expenses	1,659	1,575	84
Contract manufacturing	24	214	(190)
Salaries and benefits related costs	329	394	(65)
Consulting & Other	17	66	(49)
Stock-based compensation	160	566	(406)
Total research and development expenses	$2,189	$2,815	$(626)

	Three Months Ended March 31,
	2025	2024	Change
General and administrative expenses:
Salaries and benefits related costs	$230	$324	$(94)
Legal fees	167	257	(90)
Audit fees	77	115	(38)
Consulting	196	173	23
Insurance	157	286	(129)
Other	103	184	(81)
Stock-based compensation	275	589	(314)
Total general and administrative expenses	$1,205	$1,928	$(723)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Research and development expenses during the three months ended March 31, 2025 decreased $0.6 million or 22%, compared to the three months ended March 31, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.1 million as the Company did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur. In addition, stock-based compensation was $0.4 million lower as no new equity grants were awarded in the first quarter of 2025.

•Clinical trial expenses increased marginally by $0.1 million due to the ongoing site initiations and patient enrollment of the INVINCIBLE-03 Study. In March 2025, we paused new site activations and patient enrollments due to funding constraints, and prioritized funding for the INVINCIBLE-4 Study. Prior to this pause, the trial had enrolled 23 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations during this pause. Once sufficient funding is obtained, we plan to restart site activations and patient enrollment in the INVINCIBLE-3 Study.
•Contract manufacturing costs declined by $0.2 million, as there were no manufacturing batches of INT230-6 in the first quarter of 2025.

General and administrative expenses during the three months ended March 31, 2025 increased $0.7 million or 38%, compared to the three months ended March 31, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.1 million as the Company did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur. In addition, stock-based compensation was $0.3 million lower as no new equity grants were awarded in the first quarter of 2025.
•Insurance expense decreased by $0.1 million due to the favorable directors and officers insurance renewal terms obtained in June 2024 compared to the prior policy year.
•Legal, audit and other expenses decreased as a result of cost saving from the integration of new systems in the administrative areas.
Interest income in 2025 and 2024 related to interest earned on cash and investment balances.
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
On July 3, 2024, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on July 11, 2024, on which we registered for sale up to $150 million of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, which includes up to $15 million of common stock that we may issue and sell from time to time, through H.C. Wainwright & Co., LLC (“Wainwright”) acting as our sales agent, pursuant to the sales agreement that we entered into with Wainwright on July 3, 2024 for our “at-the-market” equity program (the “ATM Agreement”). Since inception, we have issued 193,816 shares of common stock under the ATM Agreement for net proceeds of $0.5 million.
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
On April 24, 2025, we commenced a best efforts public offering (the “Offering”) of an aggregate of (i) 3,133,333 shares (the “Shares”) of the our common stock, $0.0001 par value per share (the “Common Stock”), (ii) 3,133,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 3,133,333 shares of Common Stock (the

“Series B-1 Common Warrant Shares”), (iii) 3,133,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Warrants, the “Warrants”) to purchase up to 3,133,333 shares of Common Stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the “Warrant Shares”). In connection with the Offering, we entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the Offering. The Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of Common Stock and one Series B-2 Common Warrant to purchase one share of Common Stock. The combined offering price for each Share and accompanying Warrants was $0.75. Each Warrant has an exercise price of $0.85 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants will expire on the eighteen-month anniversary of the date of issuance. We raised an aggregate of $2.35 million in the Offering, and net proceeds of the Offering, after deducting the fees and expenses were approximately $1.9 million.
We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible notes, and private and public equity financings. As of March 31, 2025, our cash and cash equivalents were approximately $0.9 million. Based on our balances in cash and cash equivalents plus cash raised in our April 2025 Public Offering, we project to have sufficient cash to fund our current operating plan into the third quarter of 2025.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,989)	$(4,366)
Net cash provided by investing activities	—	3,260
Net cash provided by financing activities	328	8
Net decrease in cash and cash equivalents	$(1,661)	$(1,098)
Operating Activities
Our cash used in operating activities for the three months ended March 31, 2025 was $2.0 million, comprising of (i) our net loss of $3.3 million, as adjusted for $0.4 million in non-cash expenses (primarily for non-cash stock based compensation of $0.4 million), and (ii) net changes in operating assets and liabilities of $0.9 million.

Our cash used in operating activities for the three months ended March 31, 2024 was $4.4 million, comprising of (i) our net loss of $4.6 million, as adjusted for $1.2 million in non-cash expenses (primarily for non-cash stock based compensation), and (ii) net changes in operating assets and liabilities of $0.9 million.
Investing Activities
There were no investing activities during the three months ended March 31, 2025.

Our cash provided by investing activities during the three months ended March 31, 2024 was $3.3 million and was due to the redemption of marketable debt securities.
Financing Activities
Our cash provided by financing activities during the three months ended March 31, 2025 related $0.3 million in net proceeds received from the issuance of common stock.
Our cash provided by financing activities during the three months ended March 31, 2024 related to proceeds received from the exercise of warrants.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2025.

Critical Accounting Policies and Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our 2024 Annual Report. No significant changes to our accounting policies took place during the three months ended March 31, 2025.
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
As of March 31, 2025, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our 2024 Annual Report, except for the addition of the following risk factor below.

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.
There have been significant changes and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Intensity Therapeutics, Inc.

Date: May 13, 2025	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	May 13, 2025
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	May 13, 2025
Joseph Talamo	(principal financial officer)