Form 10-Q
period 2025-06-30
INTENSITY THERAPEUTICS, INC.
filed 2025-08-07
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐   No ☒

As of August 6, 2025, the registrant had 47,057,727 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
Unless otherwise indicated, the terms “Intensity,” “Company,” “we,” “us,” or “our” refer to Intensity Therapeutics, Inc.

Part I - Financial Information
Item 1. Condensed Financial Statements

INTENSITY THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$2,216	$2,590
Prepaid expenses and other current assets	822	773
Total current assets	3,038	3,363
Right-of-use asset, net	109	122
Other assets	1,296	1,298
Total assets	$4,443	$4,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,193	$1,219
Accrued expenses	941	508
Lease liability, current portion	30	28
Total current liabilities	2,164	1,755
Lease liability, long-term portion	95	110
Total liabilities	2,259	1,865
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.0001. Authorized shares of 15,000,000 as of both June 30, 2025 and December 31, 2024. None issued and outstanding as of both June 30, 2025 and December 31, 2024.	—	—
Common stock, par value $.0001. Authorized shares of 135,000,000 as of June 30, 2025 and December 31, 2024, respectively. Issued and outstanding shares of 26,166,423 and 15,122,873 as of June 30, 2025 and December 31, 2024, respectively.	3	2
Additional paid-in capital	74,848	69,699
Accumulated deficit	(72,667)	(66,783)
Total stockholders’ equity	2,184	2,918
Total liabilities and stockholders’ equity	$4,443	$4,783
*Derived from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,541	$3,563	$3,730	$6,378
General and administrative	1,164	1,506	2,369	3,434
Total operating expenses	2,705	5,069	6,099	9,812
Loss from operations	(2,705)	(5,069)	(6,099)	(9,812)

Other income (expense):
Interest income	17	98	33	238
Other income, net	151	-	182	-
Net loss	$(2,537)	$(4,971)	$(5,884)	$(9,574)

Loss per share, basic and diluted	$(0.13)	$(0.36)	$(0.35)	$(0.70)
Weighted average number of shares of common stock, basic and diluted	18,868,124	13,712,152	17,030,867	13,710,819
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	15,122,873	$2	$69,699	$(66,783)	$2,918
Issuance of common stock in ATM offering, net of $17 issuance costs	141,996	-	328	-	328
Stock-based compensation expense	-	-	435	-	435
Net loss	-	-	-	(3,347)	(3,347)
Balances at March 31, 2025	15,264,869	$2	$70,462	$(70,130)	$334
Stock-based compensation expense	-	-	644	-	644
Issuance of common stock in public offerings, net of $698 issuance costs	10,809,583	1	2,677	-	2,678
Issuance of warrants in public offerings, net of $235 issuance costs	-	-	1,041	-	1,041
Issuance of common stock in employee stock purchase plan	91,971	-	24	-	24
Net loss	-	-	-	(2,537)	(2,537)
Balances at June 30, 2025	26,166,423	$3	$74,848	$(72,667)	$2,184

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	13,709,377	$1	$63,676	$(50,515)	$13,162
Exercise of warrants	2,500	-	8	-	8
Stock-based compensation expense	-	-	1,155	-	1,155
Net loss	-	-	-	(4,603)	(4,603)
Balances at March 31, 2024	13,711,877	$1	$64,839	$(55,118)	$9,722
Exercise of options	1,000	-	3	-	3
Stock-based compensation expense	-	-	591	-	591
Net loss	-	-	-	(4,971)	(4,971)
Balances at June 30, 2024	13,712,877	$1	$65,433	$(60,089)	$5,345
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,884)	$(9,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in carrying value of right-of-use asset	13	12
Stock-based compensation expense	1,079	1,746
Changes in operating assets and liabilities, net:
Accrued interest on marketable debt securities	-	(117)
Prepaid expenses, other current assets, and other assets	(47)	157
Accounts payable, accrued expenses and other liabilities	394	(804)
Net cash used in operating activities	(4,445)	(8,580)
Cash flows from investing activities:
Purchase of marketable debt securities	-	(3,056)
Redemption of marketable debt securities	-	6,310
Net cash provided by investing activities	-	3,254
Cash flows from financing activities:
Proceeds from public offerings	4,652	-
Issuance costs related to public offerings	(933)	-
Proceeds from ATM offerings	345	-
Issuance costs related to ATM offerings	(17)	-
Proceeds from common stock issuances	24	-
Proceeds from exercise of warrants and options	-	11
Net cash provided by financing activities	4,071	11
Net decrease in cash and cash equivalents	(374)	(5,315)
Cash and cash equivalents at beginning of period	2,590	8,556
Cash and cash equivalents at end of period	$2,216	$3,241

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
The Company has completed two clinical studies and enrolled over 200 patients using INT230-6 in a Phase 1/2 dose escalation study in metastatic cancers including sarcomas, and a Phase 2 randomized control clinical trial in locally advanced breast cancer in women without undergoing chemotherapy prior to their surgery. In 2024, the Company initiated a Phase 3 trial in soft tissue sarcoma (the "INVINCIBLE-3 Study"), testing INT230-6 as second or third-line monotherapy compared to the standard of care ("SOC") with overall survival as an endpoint. Also in 2024, the Company initiated a Phase 2 study (the "INVINCIBLE-4 Study") in collaboration with the Swiss Cancer Institute, formerly the Swiss Group for Clinical Cancer Research (SAKK), evaluating INT230-6 followed by the SOC immunochemotherapy and the SOC alone for patients with presurgical triple-negative breast cancer, with pathological complete response as the endpoint.
Note 2.    Liquidity and Plan of Operation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through June 30, 2025, the Company has an accumulated deficit of $72.7 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the six months ended June 30, 2025 was $5.9 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash and cash equivalents totaled $2.2 million as of June 30, 2025. Subsequent to June 30, 2025, the Company raised an additional $6.6 million in net proceeds under the ATM Sales Agreement (see Notes 7 and 13). Until such time the Company can generate substantial product revenue, the Company plans to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the existing Company stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash and cash equivalents as of June 30, 2025, plus net proceeds received under the Company’s ATM Sales Agreement subsequent to June 30, 2025 (see Note 12), the Company believes that it has sufficient cash into the second half of 2026 for its projected current operations. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
Note 3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2025, and its results of operations and its cash flows for the three and six months ended June 30, 2025 and 2024. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2024 and 2023 and notes thereto. The accompanying financial statements have been prepared in accordance with GAAP and reflect the operations of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The December 31, 2024 balance sheet information was derived from the audited financial statements as of that date. The Company neither owns nor controls any subsidiary companies.
The significant accounting policies used in preparation of the condensed consolidated financial statements are disclosed in our 2024 Annual report, and there have been no changes to the Company's significant accounting policies during the six months ended June 30, 2025.
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023, which will be applied to future invoices during and at the end of the study. As of both June 30, 2025 and December 31, 2024, the advance payment balance was $1.2 million, and were recorded in Other Assets in the Balance Sheet.
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon the exercise of stock options and warrants are excluded from the computation of diluted weighted average shares outstanding listed in the table below because, when the Company is in a net loss position, they are anti-dilutive. There were no preferred shares outstanding at June 30, 2025 and 2024.
As of June 30, 2025 and 2024, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	June 30,
	2025	2024
Options outstanding	4,040,801	2,037,129
Warrants outstanding	8,637,041	829,450
	12,677,842	2,866,579
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

Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Savings and checking accounts at major U.S. financial institutions	$118	$428
U.S. Treasury securities money market fund	2,098	2,162
Total	$2,216	$2,590
Note 5.    Prepaid Expenses and Other Current Assets
Prepaid expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$282	$421
Prepaid research and development costs	312	239
Prepaid other	228	113
Total	$822	$773

Note 6.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development costs	$849	$374
Accrued employee compensation-related expenses	43	56
Accrued other	49	78
Total	$941	$508
Note 7.    Stockholders’ Equity
At The Market Offering Agreement
On July 3, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may sell and issue, from time to time, up to $15.0 million of shares of its common stock (the “Shares”) through Wainwright as the Company’s sales agent (the “ATM Offering”). The Company has no obligation to sell any of the Shares and may at any time suspend offers under the ATM Sales Agreement or terminate the ATM Sales Agreement pursuant to its terms. On June 18, 2025, the Company filed a prospectus supplement to adjust the maximum the Company may sell and issue under the ATM Sales Agreement to $9.65 million of its Shares (“ATM Adjustment”), not including the Shares previously sold under the ATM Sales Agreement. Since inception through the ATM Adjustment, the Company had issued 193,816 shares of common stock under the ATM Sales Agreement for net proceeds of $0.5 million. For both the three and six months ended June 30, 2025, the Company issued 141,996 shares of common stock under the ATM Sales Agreement for net proceeds of $0.3 million.
November 2024 Registered Direct Offering
On November 21, 2024, the Company entered into a Securities Purchase Agreement with a single healthcare focused institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor, 1,237,113 shares of common stock to the Investor, at a price of $2.425 per share, for aggregate gross proceeds of approximately $3.0 million before deducting the placement agents’ fees and related offering expenses. In a concurrent private placement, the Company agreed to issue to the Investor common stock warrants to purchase up to 1,237,113 shares (the “Common Warrants”) at an exercise price of $2.95 per share, with a relative fair value of $1.1 million. Each Common Warrant will be exercisable six months from the issuance date and will expire five and one-half years from the issuance date.
April 2025 Public Offering
On April 24, 2025, the Company commenced a best efforts public offering (the “April 2025 Offering”) of an aggregate of (i) 3,133,333 shares (the “Shares”) of the Company’s common stock, (ii) 3,133,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 3,133,333 shares of common stock (the “Series B-1 Common Warrant Shares”), (iii) 3,133,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Warrants, the “Warrants”) to purchase up to 3,133,333 shares of common stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the “Warrant Shares”). In connection with the April 2025 Offering, the Company entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the April 2025 Offering. The April 2025 Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of common stock and one Series B-2 Common Warrant to purchase one share of common stock. The combined offering price for each Share and accompanying Warrants was $0.75. Each Warrant has an exercise price of $0.85 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants will expire on the eighteen-month anniversary of the date of issuance. The Company raised an aggregate of $2.35 million in the April 2025 Offering, and net proceeds of the April 2025 Offering, after deducting the fees and expenses were approximately $1.9 million.
June 2025 Public Offering
On June 11, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and between ThinkEquity LLC (the “Underwriter”) relating to the issuance and sale of an aggregate of 6,675,000 shares (the

“Firm Shares”) of the Company’s common stock, to the Underwriter at a price to the public of $0.30 per share (the “June 2025 Offering”). Pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriter a 45-day option to purchase up to an additional 1,001,250 shares of common stock in the June 2025 Offering (the “Option Shares” and together with the Firm Shares, the “Shares”). The Underwriter exercised its option in full to purchase the 1,001,250 Option Shares at the public offering price on June 12, 2025. The June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, closed on June 13, 2025. All of the Shares were sold by the Company. Pursuant to the Underwriting Agreement, the Company also agreed to issue to the Underwriter and/or its designees warrants to purchase up to 383,812 shares of common stock (the “Representative’s Warrants”), which equals 5% of the Shares purchased in the June 2025 Offering, such warrants to be exercisable as set forth in the Representative’s Warrant Agreement. The net proceeds to the Company from the June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, were approximately $1.8 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

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
In 2021, the Company established the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 3,000,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lessor of (a) 3.5% of the aggregate number of shares of common stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1, 2023 and January 1, 2024, an additional 238,700 and 479,828 shares were authorized under the 2021 Plan. On January 1, 2025, an additional 529,300 shares were authorized under the 2021 Plan. As of June 30, 2025, 957,277 shares were available for issuance under the 2021 Plan.
The Company recorded total stock-based compensation for its outstanding stock options and warrants in its Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$263	$217	$423	$783
General and administrative	381	374	656	963
Total stock-based compensation expense	$644	$591	$1,079	$1,746

Stock options
The following table summarizes the range of assumptions used to estimate the fair value of stock options issued using the Black-Scholes-Merton option pricing model:

	Six Months Ended June 30,
	2025	2024
Stock price	$0.57	$3.76 to $5.19
Exercise price	$0.57	$3.76 to $5.19
Expected volatility	106.8% to 107.9%	97.1% to 101.6%
Risk free interest rates	4.1% to 4.6%	4.1% to 4.5%
Expected term (years)	6.5 to 7	5 to 7

For the six months ended June 30, 2025 and 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for stock options under the 2013 and 2021 Plans for the six months ended June 30, 2025:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,587,129	$6.14	7.9	$—
Issued	1,505,000	$0.57
Exercised	—	$—
Forfeited and cancelled	(51,328)	$3.53
Outstanding at June 30, 2025	4,040,801	$4.10	8.3	$—
Exercisable at June 30, 2025	1,790,964	$6.07	6.9	$—

All options expire 10 years from date of grant. Options outstanding begin to expire in September 2025. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
As of June 30, 2025, total unrecognized compensation cost related to options was approximately $4.3 million and is expected to be recognized over the remaining weighted average service period of 2.5 years.
Warrants
The following table summarizes the range of assumptions used to estimate the fair value of warrants issued using the Black-Scholes-Merton option pricing model:

Six Months Ended June 30,
	2025	2024
Stock price	$0.30 to $0.75	$4.50 to $5.19
Exercise price	$0.38 to $0.85	$4.50 to $5.19
Expected volatility	96.3% to 103.8%	97.06% to 100.64%
Risk free interest rates	3.87% to 3.91%	4.12% to 4.39%
Expected term (years)	1.5 to 5	5 to 6.25
For the six months ended June 30, 2025 and 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the warrant represents the period the warrants are expected to be outstanding.

The following table summarizes the activity for warrants for the six months ended June 30, 2025:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,041,563	$4.32	4.7	$—
Issued	6,650,478	$0.82
Exercised	—	$—
Forfeited and cancelled	(55,000)	$4.09
Outstanding at June 30, 2025	8,637,041	$1.63	3.4	$—
Exercisable at June 30, 2025	8,592,291	$1.61	3.4	$—
All warrants outstanding are exercisable for purchase of common stock.
As of June 30, 2025, total unrecognized compensation cost related to warrants was approximately $0.2 million and is expected to be recognized over the remaining weighted average service period of 2.4 years.

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
Rent expense for each of the three and six months ended June 30, 2025 and 2024 was approximately $9,000 and $17,000, respectively.
Cash paid for operating leases for the three and six months ended June 30, 2025 was approximately $17,000 and $33,000, respectively. The Company paid $22,000 for operating leases for both the three and six months ended June 30, 2024.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024

Right-of-use asset, net	$109	$122

Lease liability, current portion	30	28
Lease liability, net of current portion	95	110
	$125	$138

The following variables were used to determine the right-of-use asset and the operating lease liabilities at June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Weighted average remaining lease term	3.7 years	4.7 years
Weighted average operating lease discount rate	6.4%	6.4%
Future minimum lease payments under the lease agreement as of June 30, 2025 were as follows (in thousands):

Year ended
2025 (remainder of year)	$18
2026	37
2027	39
2028	39
2029	7
Total lease payments	140
Less: Amounts representing interest	(15)
Present value of lease liabilities	$125
Note 10.    Other Uncertainties
The Company holds patents in Russia and Israel, both of which are currently involved in military action. The outcomes of these military actions could impact our ability to maintain and protect these patents.

Note 11.    Related Parties
In October 2023, the Company issued 80,000 warrants for consulting services to be rendered by two shareholders, which vested over the subsequent twelve months. These warrants are valued at $198,000 and were expensed to general and administrative expense over the subsequent twelve-month period, of which $44,000 and $89,000 was expensed during the three and six months ended June 30, 2024.

In April 2024, the Company entered into a non-material agreement with a service organization controlled by a board member. For the three and six months ended June 30, 2025, the Company expensed $32,985 and $34,785, and paid $16,675 and $18,475 to the service organization for services performed, which is recognized in research and development expenses on the statement of operations. As of June 30, 2025, the Company recognized $16,310 in accounts payable and $1,800 in accrued expenses.
Note 12. Segments
The Company has a single segment and allocates resources based on cash resources and operating expense projections. The table below summarizes the significant expense categories regularly reviewed by the Company’s president and chief executive officer, who is the Company’s chief operating decision maker (“CODM”), for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers)	$—	$7	$—	$61
INVINCIBLE-2 Study (Phase 2 Breast)	—	117	—	221
INVINCIBLE-3 Study (Phase 3 Sarcoma)	788	1,970	2,383	3,388
INVINCIBLE-4 Study (Phase 2 Breast)	134	315	197	315
Other clinical trial expenses	14	58	14	58
Clinical trial expenses	936	2,467	2,594	4,043
Contract manufacturing	6	417	29	631
Salaries and benefits related	292	448	622	842
Consulting & Other(a)	44	14	62	79
Stock-based compensation	263	217	423	783
Research and development expenses	1,541	3,563	3,730	6,378
General and administrative expenses:
Salaries and benefits related	234	300	464	624
Legal fees	74	175	242	433
Audit fees	88	58	165	173
Consulting	121	167	317	339
Insurance	160	275	316	561
Other(b)	106	157	209	341
Stock-based compensation	381	374	656	963
General and administrative expenses	1,164	1,506	2,369	3,434
Loss from operations	(2,705)	(5,069)	(6,099)	(9,812)
Other segment items(c)	168	98	215	238
Net loss	$(2,537)	$(4,971)	$(5,884)	$(9,574)

(a)Consulting & Other includes research and development consulting costs and travel-related costs.
(b)Other includes facility expenses, office supplies, computer and software related costs, public relations costs, and travel-related costs.
(c)Other segment items include interest income, interest expense, and foreign exchange gains and losses.

Note 13.    Subsequent Events
ATM Sales Agreement Issuances
Subsequent to June 30, 2025, the Company issued 20,891,304 shares of common stock under the ATM Sales Agreement for net proceeds of $6.6 million.

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
Intratumoral (“IT”) treatment, or treatment designed to contain a drug inside a tumor without spreading to the rest of the body, has been an objective of clinicians since discovery of chemotherapeutic agents. The challenge with IT treatment approaches is that a tumor’s lipophilic, high fat, dense and pressurized microenvironment is incompatible with and does not absorb water-based products. We believe that this drug delivery challenge limits the effectiveness of prior and current IT treatments, which involve injecting aqueous drugs into a tumor without sufficient consideration of the tumor environment (regardless of the drug’s mechanism or approach, i.e. the stimulation of an inflammatory response or efforts to attract immune cells into a hostile live tumor). Accordingly, there remains a continued unmet need for the development of direct IT therapies for solid tumors that provide high local killing efficacy coupled with nontoxic systemic anti-cancer effects. We believe we have created a product candidate, using our non-covalent conjugation chemistry, with the necessary physical properties to overcome this local delivery challenge. Evidence shows the mechanism of tumor killing achieved by our drug candidate also leads to systemic immune activation and T-cell repertoire expansion in certain cancers.
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
In October 2024, in collaboration with the Swiss Cancer Group, formerly the Swiss Cancer Group for Clinical Cancer Research (SAKK), we initiated and dosed our first patient in a Phase 2 study (the “INVINCIBLE-4 Study”) to treat patients with localized triple-negative breast cancer (“TNBC”). We plan to enroll 54 patients and expect to complete enrollment by the end of the first half of 2026 provided that we are able to obtain sufficient additional funding, and the endpoint is the change in the pathological complete response rate for the combination compared to the SOC alone. In the event we are unable to obtain sufficient additional funding, we may have to defer completion of the study until such funding is obtained.
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
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through net proceeds received from issuances of our common stock, preferred stock and convertible notes. As of June 30, 2025, we had approximately $2.2 million of cash and cash equivalents. Subsequent to June 30, 2025, we raised an additional $6.6 million in net proceeds under ATM Sales Agreement. Since our inception, we have incurred significant operating losses. We incurred net losses of $5.9 million and $9.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $72.7 million.

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
To date, we have not generated any revenue from product sales and we do not expect any revenue from the sale of any products in the foreseeable future. We have not generated any revenue from licensing of our technology or product candidates yet either. If our development efforts for any of our product candidates are successful and result in regulatory approval, then we may generate revenue in the future from product sales or licensing. We cannot predict if, when, or to what extent we will generate revenue from the commercialization, licensing or sale of any of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.
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
Other income and expenses
We earned interest income on our cash balances and investments in U.S. Treasury bills.

Results of Operations
The following tables summarize our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$1,541	$3,563	$(2,022)	$3,730	$6,378	$(2,648)
General and administrative	1,164	1,506	(342)	2,369	3,434	(1,065)
Total operating expenses	2,705	5,069	(2,364)	6,099	9,812	(3,713)
Loss from operations	(2,705)	(5,069)	2,364	(6,099)	(9,812)	3,713
Interest income	17	98	(81)	33	238	(205)
Other income, net	151	-	151	182	-	182
Net loss	$(2,537)	$(4,971)	$2,434	$(5,884)	$(9,574)	$3,690

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers)	$—	$7	$(7)	$—	$61	$(61)
INVINCIBLE-2 Study (Phase 2 Breast)	—	117	(117)	—	221	(221)
INVINCIBLE-3 Study (Phase 3 Sarcoma)	788	1,970	(1,182)	2,383	3,388	(1,005)
INVINCIBLE-4 Study (Phase 2 Breast)	134	315	(181)	197	315	(118)
Other	14	58	(44)	14	58	(44)
Clinical trial expenses	936	2,467	(1,531)	2,594	4,043	(1,449)
Contract manufacturing	6	417	(411)	29	631	(602)
Salaries and benefits related costs	292	448	(156)	622	842	(220)
Consulting & Other	44	14	30	62	79	(17)
Stock-based compensation	263	217	46	423	783	(360)
Total research and development expenses	$1,541	$3,563	$(2,022)	$3,730	$6,378	$(2,648)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
General and administrative expenses:
Salaries and benefits related costs	$234	$300	$(66)	$464	$624	$(160)
Legal fees	74	175	(101)	242	433	(191)
Audit fees	88	58	30	165	173	(8)
Consulting	121	167	(46)	317	339	(22)
Insurance	160	275	(115)	316	561	(245)
Other	106	157	(51)	209	341	(132)
Stock-based compensation	381	374	7	656	963	(307)
Total general and administrative expenses	$1,164	$1,506	$(342)	$2,369	$3,434	$(1,065)

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Research and development expenses during the three months ended June 30, 2025 decreased $2.0 million or 57%, compared to the three months ended June 30, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.2 million as we did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur.
•Clinical trial expenses decreased $1.5 million primarily due to lower INVINCIBLE-3 Study costs. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study, due to funding constraints. Prior to this pause, the trial had enrolled 23 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations during this pause, and once sufficient funding is obtained, we plan to restart site activations and patient enrollment.

•Contract manufacturing costs declined by $0.4 million, as there were no manufacturing batches of INT230-6 in 2025.

General and administrative expenses during the three months ended June 30, 2025 decreased $0.3 million or 23%, compared to the three months ended June 30, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.1 million as we did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur.
•Insurance expense decreased $0.1 million due to the favorable directors and officers insurance renewal terms obtained in June 2024 compared to the prior policy year.
•Legal and other expenses decreased as a result of cost saving from the integration of new systems in the administrative areas.
Interest income in 2025 and 2024 related to interest earned on cash and investment balances.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Research and development expenses during the six months ended June 30, 2025 decreased $2.6 million or 42%, compared to the six months ended June 30, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.2 million as we did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur. In addition, stock-based compensation was $0.4 million lower during the current year period.
•Clinical trial expenses decreased $1.4 million primarily due to lower INVINCIBLE-3 Study costs. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study, due to funding constraints. Prior to this pause, the trial had enrolled 23 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations during this pause, and once sufficient funding is obtained, we plan to restart site activations and patient enrollment.
•Contract manufacturing costs declined by $0.6 million, as there were no manufacturing batches of INT230-6 in 2025.

General and administrative expenses during the six months ended June 30, 2025 decreased $1.1 million or 31%, compared to the six months ended June 30, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.2 million as we did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur. In addition, stock-based compensation was $0.3 million lower during the current year period.
•Insurance expense decreased by $0.2 million due to the favorable directors and officers insurance renewal terms obtained in June 2024 compared to the prior policy year.
•Legal and other expenses decreased as a result of cost saving from the integration of new systems in the administrative areas.
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
On July 3, 2024, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on July 11, 2024, on which we registered for sale up to $150 million of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, which includes up to $15 million of common stock that we may issue and sell from time to time, through H.C. Wainwright & Co., LLC (“Wainwright”) acting as our sales agent, pursuant to the sales agreement that we entered into with Wainwright on July 3, 2024 for our “at-the-market” equity program (the “ATM Sales Agreement”).
On June 18, 2025, we filed a prospectus supplement to adjust the maximum that we may sell and issue under the ATM Sales Agreement to $9.65 million of our shares of common stock (“ATM Adjustment”), not including the shares previously sold under the ATM Sales Agreement. Since inception through the ATM Adjustment, we had issued 193,816 shares of common stock under the ATM Sales Agreement for net proceeds of $0.5 million. Subsequent to June 30, 2025, we have issued an additional 20,891,304 shares of common stock under the ATM Sales Agreement for net proceeds of $6.6 million.
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
On April 24, 2025, we commenced a best efforts public offering (the “April 2025 Offering”) of an aggregate of (i) 3,133,333 shares (the “Shares”) of the our common stock, (ii) 3,133,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 3,133,333 shares of common stock (the “Series B-1 Common Warrant Shares”), (iii) 3,133,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Warrants, the “Warrants”) to purchase up to 3,133,333 shares of common stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the “Warrant Shares”). In connection with the April 2025 Offering, we entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the April 2025 Offering. The April 2025 Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of common stock and one Series B-2 Common Warrant to purchase one share of common stock. The combined offering price for each Share and accompanying Warrants was $0.75. Each Warrant has an exercise price of $0.85 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants will expire on the eighteen-month anniversary of the date of issuance. We raised an aggregate of $2.35 million in the April 2025 Offering, and net proceeds of the April 2025 Offering, after deducting the fees and expenses were approximately $1.9 million.
On June 11, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”) relating to the issuance and sale of an aggregate of 6,675,000 shares (the “Firm Shares”) of our common stock to the Underwriter at a price to the public of $0.30 per share (the “June 2025 Offering”). Pursuant to the terms of the Underwriting Agreement, we granted to the Underwriter a 45-day option to purchase up to an additional 1,001,250 shares of common stock in the June 2025 Offering (the “Option Shares” and together with the Firm Shares, the “Shares”). The Underwriter exercised its option in full to purchase the 1,001,250 Option Shares at the public offering price on June 12, 2025. The June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, closed on June 13, 2025. All of the Shares were sold by us. Pursuant to the Underwriting Agreement, we also agreed to issue to the Underwriter and/or its designees warrants to purchase up to 383,812 shares of common stock (the “Representative’s Warrants”), which equals 5% of the Shares purchased in the June 2025 Offering, such warrants to be exercisable as set forth in the Representative’s Warrant Agreement. The net proceeds from the June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, were approximately $1.8 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.
We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible notes, and private and public equity financings. As of June 30, 2025, our cash and cash equivalents were approximately $2.2 million. Based on our balances in cash and cash equivalents plus cash raised under our ATM Sales Agreement in July 2025, we project to have sufficient cash to fund our current operating plan into the second half of 2026.

Based on the foregoing, as of the date of this filing, we believe that we have at least $2.5 million in stockholders’ equity, which is the minimum amount necessary to evidence compliance with the equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). We await Nasdaq’s formal confirmation that we have evidenced compliance with the Equity Rule. In any event, the Listing Qualifications Staff of The Nasdaq Stock Market LLC will continue to monitor our compliance with the Equity Rule and if upon the filing of our next periodic report we fail to satisfy the Equity Rule, we may be subject to delisting from Nasdaq.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(4,445)	$(8,580)
Net cash provided by investing activities	—	3,254
Net cash provided by financing activities	4,071	11
Net decrease in cash and cash equivalents	$(374)	$(5,315)
Operating Activities
Our cash used in operating activities for the six months ended June 30, 2025 was $4.4 million, comprising of (i) our net loss of $5.9 million, as adjusted for $1.1 million in non-cash expenses (primarily for non-cash stock based compensation of $1.1 million), and (ii) net changes in operating assets and liabilities of $0.3 million.

Our cash used in operating activities for the six months ended June 30, 2024 was $8.6 million, comprising of (i) our net loss of $9.6 million, as adjusted for $1.8 million in non-cash expenses (primarily for non-cash stock based compensation of $1.7 million), and (ii) net changes in operating assets and liabilities of $0.8 million.
Investing Activities
There were no investing activities during the six months ended June 30, 2025.

Our cash provided by investing activities during the six months ended June 30, 2024 was $3.3 million and was due to the redemption of marketable debt securities of $6.3 million, partially offset by the purchase of marketable debt securities of $3.1 million.
Financing Activities
Our cash provided by financing activities during the six months ended June 30, 2025 was $4.1 million, primarily comprising of (i) $1.9 million in net proceeds received from the issuance of common stock and warrants in the April 2025 Offering, (ii) $1.8 million in net proceeds received from the issuance of common stock in the June 2025 Offering, and (iii) $0.3 million in net proceeds received from the issuance of common stock under the ATM Sales Agreement.
Our cash provided by financing activities during the six months ended June 30, 2024 related to proceeds received from the exercise of options and warrants.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2025.
Critical Accounting Policies and Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our 2024 Annual Report. No significant changes to our accounting policies took place during the six months ended June 30, 2025.

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
As of June 30, 2025, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are made aware of legal allegations arising in the ordinary course of our business. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our 2024 Annual Report, except for the addition of the following risk factors below.

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

We may not satisfy the Nasdaq Capital Market’s requirements for continued listing of our common stock. If we cannot satisfy these requirements, the Nasdaq Capital Market could delist our common stock.
Our common stock is listed on the Nasdaq Capital Market under the symbol “INTS.” To continue to be listed on the Nasdaq Capital Market, we are required to satisfy a number of conditions. As previously disclosed, on May 19, 2025, we received notice from the staff of the Nasdaq Stock Market that we were not in compliance with the minimum stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b)(1), and on June 6, 2025, we received a separate notice that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). We cannot assure you that we will be able to regain compliance with these requirements, which are conditions for continued listing on the Nasdaq Capital Market, or that we will satisfy the Nasdaq Capital Market listing requirements in the future. Our failure to regain compliance with any Nasdaq Listing Rules could result in delisting. If we are delisted from the Nasdaq Capital Market, trading in our shares of common stock may be conducted, if available, on the OTC Market or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.
Subsequent to June 30, 2025, we raised an additional $6.6 million in net proceeds under the ATM Sales Agreement. Based on the foregoing, as of the date of this filing, we believe that we have at least $2.5 million in stockholders’ equity, which is the minimum amount necessary to evidence compliance with the Equity Rule. We await Nasdaq’s formal confirmation that we have evidenced compliance with the Equity Rule. In any event, the Listing Qualifications Staff of The Nasdaq Stock Market LLC will continue to monitor our compliance with the Equity Rule and if upon the filing of our next periodic report we fail to satisfy the Equity Rule, we may be subject to delisting from Nasdaq.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant, dated June 30, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on July 5, 2023).
3.2	Second Amended and Restated Bylaws, dated November 21, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on November 22, 2023).
4.1	Form of Series B-1 Common Warrant (incorporated by reference to our Form 8-K filed on April 25, 2025).
4.2	Form of Series B-2 Common Warrant (incorporated by reference to our Form 8-K filed on April 25, 2025).
4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on June 13, 2025).
10.1
Form of Placement Agent Agreement dated April 24, 2025, by and between the Company and A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC (incorporated by reference from Exhibit 1.1 of our Form 8-K filed on April 25, 2025).

10.2
Form of Securities Purchase Agreement, dated as of April 24, 2025, by and between Intensity Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to our Form 8-K filed on April 25, 2025).

10.3	Underwriting Agreement, dated June 11, 2025, by and between the Company and ThinkEquity LLC (incorporated by reference to our Form 8-K filed on June 13, 2025).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________

* Filed herewith.
** Furnished herewith.
# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intensity Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	August 7, 2025
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	August 7, 2025
Joseph Talamo	(principal financial officer)