Form 10-Q
period 2025-09-30
INTENSITY THERAPEUTICS, INC.
filed 2025-11-06
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐   No ☒

As of November 5, 2025, the registrant had 60,064,965 shares of common stock outstanding.

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
Unless otherwise indicated, the terms “Intensity,” “Company,” “we,” “us,” or “our” refer to Intensity Therapeutics, Inc.

Part I - Financial Information
Item 1. Condensed Financial Statements

INTENSITY THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$7,067	$2,590
Prepaid expenses and other current assets	1,119	773
Total current assets	8,186	3,363
Right-of-use asset, net	103	122
Other assets	1,296	1,298
Total assets	$9,585	$4,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,684	$1,219
Accrued expenses	561	508
Lease liability, current portion	31	28
Total current liabilities	2,276	1,755
Lease liability, long-term portion	87	110
Total liabilities	2,363	1,865
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.0001. Authorized shares of 15,000,000 as of both September 30, 2025 and December 31, 2024. None issued and outstanding as of both September 30, 2025 and December 31, 2024.	—	—
Common stock, par value $.0001. Authorized shares of 135,000,000 as of September 30, 2025 and December 31, 2024, respectively. Issued and outstanding shares of 49,068,621 and 15,122,873 as of September 30, 2025 and December 31, 2024, respectively.	5	2
Additional paid-in capital	82,555	69,699
Accumulated deficit	(75,338)	(66,783)
Total stockholders’ equity	7,222	2,918
Total liabilities and stockholders’ equity	$9,585	$4,783
*Derived from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,553	$2,151	$5,283	$8,529
General and administrative	1,180	1,419	3,549	4,853
Total operating expenses	2,733	3,570	8,832	13,382
Loss from operations	(2,733)	(3,570)	(8,832)	(13,382)

Other income (expense):
Interest income	59	48	92	286
Other income, net	3	9	185	9
Net loss	$(2,671)	$(3,513)	$(8,555)	$(13,087)

Loss per share, basic and diluted	$(0.06)	$(0.25)	$(0.33)	$(0.95)
Weighted average number of shares of common stock, basic and diluted	43,042,691	13,804,651	25,796,756	13,742,325
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	15,122,873	$2	$69,699	$(66,783)	$2,918
Issuance of common stock in ATM offering, net of $17 issuance costs	141,996	-	328	-	328
Stock-based compensation expense	-	-	435	-	435
Net loss	-	-	-	(3,347)	(3,347)
Balances at March 31, 2025	15,264,869	$2	$70,462	$(70,130)	$334
Stock-based compensation expense	-	-	644	-	644
Issuance of common stock in public offerings, net of $698 issuance costs	10,809,583	1	2,677	-	2,678
Issuance of warrants in public offerings, net of $235 issuance costs	-	-	1,041	-	1,041
Issuance of common stock in employee stock purchase plan	91,971	-	24	-	24
Net loss	-	-	-	(2,537)	(2,537)
Balances at June 30, 2025	26,166,423	$3	$74,848	$(72,667)	$2,184
Stock-based compensation expense	-	-	471	-	471
Issuance of common stock in ATM offering, net of $301 issuance costs	22,902,198	2	7,236	-	7,238
Net loss	-	-	-	(2,671)	(2,671)
Balances at September 30, 2025	49,068,621	$5	$82,555	$(75,338)	$7,222

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	13,709,377	$1	$63,676	$(50,515)	$13,162
Exercise of warrants	2,500	-	8	-	8
Stock-based compensation expense	-	-	1,155	-	1,155
Net loss	-	-	-	(4,603)	(4,603)
Balances at March 31, 2024	13,711,877	$1	$64,839	$(55,118)	$9,722
Exercise of options	1,000	-	3	-	3
Stock-based compensation expense	-	-	591	-	591
Net loss	-	-	-	(4,971)	(4,971)
Balances at June 30, 2024	13,712,877	$1	$65,433	$(60,089)	$5,345
Exercise of options	87,500	-	263	-	263
Stock-based compensation expense	-	-	483	-	483
Issuance of common stock in exchange for services	11,750	-	51	-	51
Issuance of common stock in ATM offering, net of $82 issuance costs	51,820	-	150	-	150
Net loss	-	-	-	(3,513)	(3,513)
Balances at September 30, 2024	13,863,947	$1	$66,380	$(63,602)	$2,779
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,555)	$(13,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in carrying value of right-of-use asset	19	19
Stock-based compensation expense	1,550	2,229
Stock issued in exchange for services	-	25
Changes in operating assets and liabilities, net:
Accrued interest on marketable debt securities	-	(134)
Prepaid expenses, other current assets, and other assets	(344)	96
Accounts payable, accrued expenses and other liabilities	498	(1,700)
Net cash used in operating activities	(6,832)	(12,552)
Cash flows from investing activities:
Purchase of marketable debt securities	-	(3,056)
Redemption of marketable debt securities	-	9,410
Net cash provided by investing activities	-	6,354
Cash flows from financing activities:
Proceeds from public offerings	4,652	-
Issuance costs related to public offerings	(933)	-
Proceeds from ATM offerings	7,884	232
Issuance costs related to ATM offerings	(318)	(82)
Proceeds from common stock issuances	24	-
Proceeds from exercise of warrants and options	-	274
Net cash provided by financing activities	11,309	424
Net increase (decrease) in cash and cash equivalents	4,477	(5,774)
Cash and cash equivalents at beginning of period	2,590	8,556
Cash and cash equivalents at end of period	$7,067	$2,782

Supplemental disclosure of non-cash financing activities:
Common stock issued in exchange for services	$-	$51
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
The Company has completed two clinical studies and enrolled over 200 patients using INT230-6 in a Phase 1/2 dose escalation study in metastatic cancers including sarcomas, and a Phase 2 randomized control clinical trial in locally advanced breast cancer in women without undergoing chemotherapy prior to their surgery. In 2024, the Company initiated a Phase 3 trial in soft tissue sarcoma (the "INVINCIBLE-3 Study"), testing INT230-6 as second or third-line monotherapy compared to the standard of care ("SOC") with overall survival as an endpoint. In March 2025, the Company paused new site activations and patient enrollments in the INVINCIBLE-3 Study due to funding constraints. Also in 2024, the Company initiated a Phase 2 study (the "INVINCIBLE-4 Study") in collaboration with the Swiss Cancer Institute, formerly the Swiss Group for Clinical Cancer Research (SAKK), evaluating INT230-6 followed by the SOC immunochemotherapy and the SOC alone for patients with presurgical triple-negative breast cancer, with pathological complete response as the endpoint. In September 2025, the Company paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6 in the INVINCIBLE-4 Study.
Note 2.    Liquidity and Plan of Operation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through September 30, 2025, the Company has an accumulated deficit of $75.3 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the nine months ended September 30, 2025 was $8.6 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash and cash equivalents totaled $7.1 million as of September 30, 2025. Subsequent to September 30, 2025, the Company raised an additional $2.0 million in net proceeds under the ATM Sales Agreement and an additional $4.0 million in gross proceeds from the October 2025 Registered Direct Offering (see Note 13). Until such time the Company can generate substantial product revenue, the Company plans to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the existing Company stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash and cash equivalents as of September 30, 2025, plus net proceeds received under the Company’s ATM Sales Agreement subsequent to September 30, 2025 and the October 2025 Registered Direct Offering, the Company believes that it has sufficient cash until the end of the first quarter of 2027 for its projected current operations. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
Note 3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2025, and its results of operations and its cash flows for the three and nine months ended September 30, 2025 and 2024. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2024 and 2023 and notes thereto. The accompanying financial statements have been prepared in accordance with GAAP and reflect the operations of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The December 31, 2024 balance sheet information was derived from the audited financial statements as of that date. The Company neither owns nor controls any subsidiary companies.
The significant accounting policies used in preparation of the condensed consolidated financial statements are disclosed in our 2024 Annual report, and there have been no changes to the Company's significant accounting policies during the nine months ended September 30, 2025.
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023, which will be applied to future invoices during and at the end of the study. As of both September 30, 2025 and December 31, 2024, the advance payment balance was $1.2 million, and was recorded in Other Assets in the Balance Sheet.

Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon the exercise of stock options and warrants are excluded from the computation of diluted weighted average shares outstanding listed in the table below because, when the Company is in a net loss position, they are anti-dilutive. There were no preferred shares outstanding at September 30, 2025 and 2024.
As of September 30, 2025 and 2024, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	September 30,
	2025	2024
Options outstanding	4,010,801	1,949,629
Warrants outstanding	8,593,291	829,450
	12,604,092	2,779,079
Recently issued pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025, and discloses its income tax rate reconciliation in its annual financial statements only and does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements.
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

Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Savings and checking accounts at major U.S. financial institutions	$709	$428
U.S. Treasury securities money market fund	6,358	2,162
Total	$7,067	$2,590

Note 5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$732	$421
Prepaid research and development costs	203	239
Prepaid other	184	113
Total	$1,119	$773
Note 6.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development costs	$481	$374
Accrued employee compensation-related expenses	15	56
Accrued other	65	78
Total	$561	$508
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
Since inception through September 30, 2025, the Company has issued 23,096,014 shares of common stock under the ATM Sales Agreement for net proceeds of $7.7 million. For the three months ended September 30, 2025, the Company issued 22,902,198 shares of common stock under the ATM Sales Agreement for net proceeds of $7.2 million. For the nine months ended September 30, 2025, the Company issued 23,044,194 shares of common stock under the ATM Sales Agreement for net proceeds of $7.6 million.
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
In 2021, the Company established the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 3,000,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lessor of (a) 3.5% of the aggregate number of shares of common stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1, 2023 and January 1, 2024, an additional 238,700 and 479,828 shares were authorized under the 2021 Plan. On January 1, 2025, an additional 529,300 shares were authorized under the 2021 Plan. As of September 30, 2025, 957,277 shares were available for issuance under the 2021 Plan.
The Company recorded total stock-based compensation for its outstanding stock options and warrants in its Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$182	$187	$606	$970
General and administrative	289	296	944	1,259
Total stock-based compensation expense	$471	$483	$1,550	$2,229

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
For the nine months ended September 30, 2025 and 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for stock options under the 2013 and 2021 Plans for the nine months ended September 30, 2025:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,587,129	$6.14	7.9	$—
Issued	1,505,000	$0.57
Exercised	—	$—
Forfeited and cancelled	(81,328)	$3.71
Outstanding at September 30, 2025	4,010,801	$4.10	8.1	$—
Exercisable at September 30, 2025	1,786,963	$6.15	6.8	$—

All options expire 10 years from date of grant. Options outstanding begin to expire in June 2026. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
As of September 30, 2025, total unrecognized compensation cost related to options was approximately $3.2 million and is expected to be recognized over the remaining weighted average service period of 2.3 years.

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
For the nine months ended September 30, 2025 and 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the warrant represents the period the warrants are expected to be outstanding.
The following table summarizes the activity for warrants for the nine months ended September 30, 2025:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,041,563	$4.32	4.7	$—
Issued	6,650,478	$0.82
Exercised	—	$—
Forfeited and cancelled	(98,750)	$4.15
Outstanding at September 30, 2025	8,593,291	$1.62	3.2	$—
Exercisable at September 30, 2025	8,568,541	$1.60	3.2	$—
All warrants outstanding are exercisable for purchase of common stock.
As of September 30, 2025, total unrecognized compensation cost related to warrants was approximately $0.1 million and is expected to be recognized over the remaining weighted average service period of 2.0 years.

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

Rent expense for each of the three and nine months ended September 30, 2025 and 2024 was approximately $9,000 and $26,000, respectively.
Cash paid for operating leases for the three and nine months ended September 30, 2025 was approximately $17,000 and $50,000, respectively. The Company paid $17,000 for operating leases for both the three and nine months ended September 30, 2024.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024

Right-of-use asset, net	$103	$122

Lease liability, current portion	31	28
Lease liability, net of current portion	87	110
	$118	$138
The following variables were used to determine the right-of-use asset and the operating lease liabilities at September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Weighted average remaining lease term	3.4 years	4.4 years
Weighted average operating lease discount rate	6.4%	6.4%
Future minimum lease payments under the lease agreement as of September 30, 2025 were as follows (in thousands):

Year ended
2025 (remainder of year)	$9
2026	37
2027	39
2028	39
2029	7
Total lease payments	131
Less: Amounts representing interest	(13)
Present value of lease liabilities	$118
Note 10.    Other Uncertainties
The Company holds patents in Russia and Israel, both of which are currently involved in military action. The outcomes of these military actions could impact our ability to maintain and protect these patents.

Note 11.    Related Parties
In October 2023, the Company issued 80,000 warrants for consulting services to be rendered by two shareholders, which vested over the subsequent twelve months. These warrants are valued at $198,000 and were expensed to general and administrative expense over the subsequent twelve-month period, of which $44,000 and $89,000 was expensed during the three and nine months ended September 30, 2024.

In April 2024, the Company entered into a non-material agreement with a service organization controlled by a board member. For the three and nine months ended September 30, 2025, the Company expensed $15,125 and $49,910, and paid $31,435 and $49,910 to the service organization for services performed, which is recognized in research and development expenses on the statement of operations. As of September 30, 2025, the Company recognized $1,800 in accrued expenses.

Note 12. Segments
The Company has a single segment and allocates resources based on cash resources and operating expense projections. The table below summarizes the significant expense categories regularly reviewed by the Company’s president and chief executive officer, who is the Company’s chief operating decision maker (“CODM”), for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers) (a)	$—	$53	$—	$114
INVINCIBLE-2 Study (Phase 2 Breast) (a)	—	12	—	233
INVINCIBLE-3 Study (Phase 3 Sarcoma) (b)	883	1,225	3,267	4,613
INVINCIBLE-4 Study (Phase 2 Breast) (c)	126	108	323	424
Other clinical trial expenses	—	—	14	58
Clinical trial expenses	1,009	1,398	3,604	5,442
Contract manufacturing	30	20	59	651
Salaries and benefits related	303	497	925	1,340
Consulting & Other (d)	29	49	90	126
Stock-based compensation	182	187	605	970
Research and development expenses	1,553	2,151	5,283	8,529
General and administrative expenses:
Salaries and benefits related	225	325	688	949
Legal fees	130	113	371	545
Audit fees	72	113	237	286
Consulting	145	234	461	573
Insurance	185	157	501	718
Other (e)	134	181	347	523
Stock-based compensation	289	296	944	1,259
General and administrative expenses	1,180	1,419	3,549	4,853
Loss from operations	(2,733)	(3,570)	(8,832)	(13,382)
Other segment items (f)	62	57	277	295
Net loss	$(2,671)	$(3,513)	$(8,555)	$(13,087)
*Completed study

(a)Completed study.
(b)In March 2025, the Company paused new site activations and patient enrollments due to funding constraints.
(c)In September 2025, the Company paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6.
(d)Consulting & Other includes research and development consulting costs and travel-related costs.
(e)Other includes facility expenses, office supplies, computer and software related costs, public relations costs, and travel-related costs.
(f)Other segment items include interest income, interest expense, and foreign exchange gains and losses.

Note 13.    Subsequent Events
ATM Sales Agreement Issuances
Subsequent to September 30, 2025, the Company issued 5,930,344 shares of common stock under the ATM Sales Agreement for net proceeds of $2.0 million.
October 2025 Registered Direct Offering
On October 30, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investor 5,000,000 shares of common stock at a price of $0.80 per share, for aggregate gross proceeds of $4.0 million before deducting the placement agent’s fees and related offering expenses.

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
In July 2024, we initiated and dosed our first patient in a Phase 3 open-label, randomized study (the “INVINCIBLE-3 Study”) testing INT230-6 as a monotherapy compared to the SOC drugs in second-and third-line treatment for certain soft tissue sarcoma subtypes. This 333-patient study with an endpoint of overall survival has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutics Goods Administration. In March 2025, we paused new site activations and patient enrollments due to funding constraints, and prioritized funding for the INVINCIBLE-4 Study (see below). Prior to this pause, the trial had enrolled 21 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations to reduce ongoing costs during this pause. Once sufficient funding is obtained, we plan to restart site activations and patient enrollment in the INVINCIBLE-3 Study.
In October 2024, in collaboration with the Swiss Cancer Group, formerly the Swiss Cancer Group for Clinical Cancer Research (SAKK), we initiated and dosed our first patient in a Phase 2 study (the “INVINCIBLE-4 Study”) to treat patients with localized triple-negative breast cancer (“TNBC”). The endpoint is the change in the pathological complete response rate for the combination compared to the SOC alone. In September 2025, we paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6 in cohort A due to some patients in Cohort A experiencing localized skin irritation near the tumor site. We plan to file a protocol amendment for this revision in dosing in the first quarter of 2026, and plan to reinitiate enrollment for the 54-patient study in the first quarter of 2026. We are currently targeting to complete enrollment by the end of 2026 and will likely add resources to help sites enroll new patients. In the event we are unable to obtain sufficient additional funding, we may have to delay the completion of the INVINCIBLE-4 Study until such funding is obtained.
We have also successfully developed Phase 3 quality analytical methods for the three INT230-6 components and successfully manufactured multiple large-scale batches of INT230-6. In a meeting with the FDA in the fourth quarter of 2023, we agreed on a chemical manufacture and control (“CMC”) plan for Phase 3 and product registration for our three key ingredients and INT230-6. If we successfully execute the agreed-upon plan, we expect that the CMC portion of a New Drug Application (“NDA”) should be acceptable to the FDA for product approval and registration (subject to final NDA review). We anticipate initiating a small portion of this work in the fourth quarter of 2025.
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through net proceeds received from issuances of our common stock, preferred stock and convertible notes. As of September 30, 2025, we had approximately $7.1 million of cash and cash equivalents. Subsequent to September 30, 2025, we raised an additional $2.0 million in net proceeds under ATM Sales Agreement. Since our inception, we have incurred significant operating losses. We incurred net losses of $8.6 million and $13.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $75.3 million.

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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financing, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we would have to significantly delay, reduce, or eliminate the development and commercialization of one or more of our product candidates.

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
Other income and expenses
We earned interest income on our cash balances and investments in U.S. Treasury bills.

Results of Operations
The following tables summarize our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$1,553	$2,151	$(598)	$5,283	$8,529	$(3,246)
General and administrative	1,180	1,419	(239)	3,549	4,853	(1,304)
Total operating expenses	2,733	3,570	(837)	8,832	13,382	(4,550)
Loss from operations	(2,733)	(3,570)	837	(8,832)	(13,382)	4,550
Interest income	59	48	11	92	286	(194)
Other income, net	3	9	(6)	185	9	176
Net loss	$(2,671)	$(3,513)	$842	$(8,555)	$(13,087)	$4,532

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers)	$—	$53	$(53)	$—	$114	$(114)
INVINCIBLE-2 Study (Phase 2 Breast)	—	12	(12)	—	233	(233)
INVINCIBLE-3 Study (Phase 3 Sarcoma)	883	1,225	(342)	3,267	4,613	(1,346)
INVINCIBLE-4 Study (Phase 2 Breast)	126	108	18	323	424	(101)
Other	—	—	—	14	58	(44)
Clinical trial expenses	1,009	1,398	(389)	3,604	5,442	(1,838)
Contract manufacturing	30	20	10	59	651	(592)
Salaries and benefits related costs	303	497	(194)	925	1,340	(415)
Consulting & Other	29	49	(20)	90	126	(36)
Stock-based compensation	182	187	(5)	605	970	(365)
Total research and development expenses	$1,553	$2,151	$(598)	$5,283	$8,529	$(3,246)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
General and administrative expenses:
Salaries and benefits related costs	$225	$325	$(100)	$688	$949	$(261)
Legal fees	130	113	17	371	545	(174)
Audit fees	72	113	(41)	237	286	(49)
Consulting	145	234	(89)	461	573	(112)
Insurance	185	157	28	501	718	(217)
Other	134	181	(47)	347	523	(176)
Stock-based compensation	289	296	(7)	944	1,259	(315)
Total general and administrative expenses	$1,180	$1,419	$(239)	$3,549	$4,853	$(1,304)

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Research and development expenses during the three months ended September 30, 2025 decreased $0.6 million or 28%, compared to the three months ended September 30, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.2 million as we did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur.
•Clinical trial expenses decreased $0.4 million primarily due to lower INVINCIBLE-3 Study costs. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study, due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations during this pause, and once sufficient funding is obtained, we plan to restart site activations and patient enrollment.

General and administrative expenses during the three months ended September 30, 2025 decreased $0.2 million or 17%, compared to the three months ended September 30, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.1 million as we did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur.
•Consulting expenses decreased $0.1 million due to less business development activity during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest income in 2025 and 2024 related to interest earned on cash and investment balances.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Research and development expenses during the nine months ended September 30, 2025 decreased $3.2 million or 38%, compared to the nine months ended September 30, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.4 million as we did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur. In addition, stock-based compensation was $0.4 million lower during the current year period.
•Clinical trial expenses decreased $1.8 million primarily due to $1.3 million in lower INVINCIBLE-3 Study costs. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study, due to funding constraints. Prior to this pause, the trial had enrolled 23 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations during this pause, and once sufficient funding is obtained, we plan to restart site activations and patient enrollment. The final costs for the IT-01 and INVINCIBLE-2 studies were also incurred during the nine months ended September 30, 2024, contributing to the decrease in clinical trial expenses compared to the nine months ended September 30, 2025.
•Contract manufacturing costs declined by $0.6 million, as there were no manufacturing batches of INT230-6 in 2025.

General and administrative expenses during the nine months ended September 30, 2025 decreased $1.3 million or 27%, compared to the nine months ended September 30, 2024, and were primarily due to the following:
•Salaries and benefits related costs decreased $0.3 million as we did not accrue current year bonus accruals due to insufficient cash reserves and the current assessment that current year bonus payments are not reasonably probable to occur. In addition, stock-based compensation was $0.3 million lower during the current year period.
•Insurance expense decreased by $0.2 million due to the favorable directors and officers insurance renewal terms obtained in June 2024 compared to the prior policy year.
•Legal, consulting and other expenses decreased as a result of cost saving from the integration of new systems and other cost-efficient activities in the administrative areas.
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
On June 18, 2025, we filed a prospectus supplement to adjust the maximum that we may sell and issue under the ATM Sales Agreement to $9.65 million of our shares of common stock, not including the shares previously sold under the ATM Sales Agreement. Since inception through September 30, 2025, we have issued 23,096,014 shares of common stock under the ATM Sales Agreement for net proceeds of $7.7 million. Subsequent to September 30, 2025, we have issued an additional 5,930,344 shares of common stock under the ATM Sales Agreement for net proceeds of $2.0 million.
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
On October 30, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investor 5,000,000 shares of common stock at a price of $0.80 per share, for aggregate gross proceeds of $4.0 million before deducting the placement agent’s fees and related offering expenses.

We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible notes, and private and public equity financings. As of September 30, 2025, our cash and cash equivalents were approximately $7.1 million. Based on our balances in cash and cash equivalents as of September 30, 2025, plus net proceeds received under the Company’s ATM Sales Agreement subsequent to September 30, 2025 and October 2025 Registered Direct Offering, we project to have sufficient cash to fund our current operating plan until the end of the first quarter of 2027.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(6,832)	$(12,552)
Net cash provided by investing activities	—	6,354
Net cash provided by financing activities	11,309	424
Net increase (decrease) in cash and cash equivalents	$4,477	$(5,774)
Operating Activities
Our cash used in operating activities for the nine months ended September 30, 2025 was $6.8 million, comprising of (i) our net loss of $8.6 million, as adjusted for $1.6 million in non-cash expenses (primarily for non-cash stock based compensation of $1.6 million), and (ii) net changes in operating assets and liabilities of $0.2 million.

Our cash used in operating activities for the nine months ended September 30, 2024 was $12.6 million, comprising of (i) our net loss of $13.1 million, as adjusted for $2.3 million in non-cash expenses (primarily for non-cash stock based compensation of $2.2 million), and (ii) net changes in operating assets and liabilities of $1.7 million.
Investing Activities
There were no investing activities during the nine months ended September 30, 2025.

Our cash provided by investing activities during the nine months ended September 30, 2024 was $6.4 million and was due to the redemption of marketable debt securities of $9.4 million, partially offset by the purchase of marketable debt securities of $3.1 million.
Financing Activities
Our cash provided by financing activities during the nine months ended September 30, 2025 was $11.3 million, primarily comprising of (i) $1.9 million in net proceeds received from the issuance of common stock and warrants in the April 2025 Offering, (ii) $1.8 million in net proceeds received from the issuance of common stock in the June 2025 Offering, and (iii) $7.6 million in net proceeds received from the issuance of common stock under the ATM Sales Agreement.
Our cash provided by financing activities during the nine months ended September 30, 2024 related to proceeds received from the exercise of options and warrants.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2025.
Critical Accounting Policies and Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our 2024 Annual Report. No significant changes to our accounting policies took place during the nine months ended September 30, 2025.

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
As of September 30, 2025, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our common stock is listed on the Nasdaq Capital Market under the symbol “INTS.” To continue to be listed on the Nasdaq Capital Market, we are required to satisfy a number of conditions. As previously disclosed, on May 19, 2025, we received notice from the staff of the Nasdaq Stock Market that we were not in compliance with the minimum stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b)(1), and on June 6, 2025, we received a separate notice that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). On August 8, 2025, we received a letter from Nasdaq stating that based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the Staff had determined that we complied with the minimum stockholders’ equity requirement. With respect to compliance with the $1.00 minimum bid price requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until December 3, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed. If, however, we do not achieve compliance with the minimum bid price requirement by December 3, 2025, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.
We cannot assure you that we will be able to regain and continue compliance with these requirements, which are conditions for continued listing on the Nasdaq Capital Market, or that we will satisfy the Nasdaq Capital Market listing requirements in the future. Our failure to regain compliance with any Nasdaq Listing Rules could result in delisting. If we are delisted from the Nasdaq Capital Market, trading in our shares of common stock may be conducted, if available, on the OTC Market or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant, dated June 30, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on July 5, 2023).
3.2	Second Amended and Restated Bylaws, dated November 21, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on November 22, 2023).
3.3	Amendment to the Amended and Restated Bylaws, certified as of August 12, 2025 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 12, 2025).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intensity Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	November 6, 2025
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	November 6, 2025
Joseph Talamo	(principal financial officer)