Form 10-K
period 2025-12-31
INTENSITY THERAPEUTICS, INC.
filed 2026-03-27
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025, was $7.4 million.

As of March 26, 2026, the registrant had 2,540,518 shares of common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INTENSITY THERAPEUTICS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
•our ability to remain listed on The Nasdaq Capital Market; and
•other factors discussed herein and under the heading “Risk Factors”.
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

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Intensity,” “we,” “us,” and “our” refers to Intensity Therapeutics, Inc.
On February 19, 2026, we effected a 1-for-25 reverse stock split of our common stock (the “Reverse Stock Split”). All historical share and per share amounts reflected throughout this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.
ITEM 1. BUSINESS
OVERVIEW
Intensity Therapeutics, Inc. is a late-stage clinical biotechnology company passionately committed to applying scientific leadership in the field of localized cancer reduction leading to anti-cancer immune activation. Our new approach involves the direct injection into tumors of a unique product created from our DfuseRxSM discovery platform.
Intratumoral (“IT”) treatment, or treatment designed to contain a drug inside a tumor without spreading to the rest of the body, has been an objective of clinicians since discovery of chemotherapeutic agents. The challenge with IT treatment approaches is that a tumor’s stromal, high-fat, dense, poorly vascularized, and pressurized microenvironment is incompatible with and does not absorb water-based products. We believe that this drug delivery challenge limits the effectiveness of prior and current IT treatments, which have involved injecting aqueous drugs into a tumor without sufficient consideration of the tumor environment. The problem of the incompatibility of the tumor’s environment is independent of any water-based drug’s mechanism or approach, i.e. the stimulation of an inflammatory response or efforts to attract immune cells into a hostile live tumor. Accordingly, there remains a continued unmet need for the development of direct IT therapies for solid tumors that provide high local killing efficacy coupled with nontoxic systemic anti-cancer effects. We believe we have created a product candidate with the necessary chemistry to overcome this local delivery challenge within the tumor. Evidence shows the mechanism of tumor killing achieved by our drug candidate also leads to systemic immune activation and T-cell repertoire expansion in certain cancers.
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
Our Clinical Programs
In 2017, we initiated our first trial, a Phase 1/2 dose escalation study (“IT-01 Study”) using INT230-6 in the United States under an investigational new drug application (“IND”) authorized by the FDA and in Canada under a preclinical trial application (“CTA”) approved by Health Canada. The study tested the safety and efficacy of INT230-6 in patients with refractory or metastatic cancers, and enrolled 110 patients in three arms: (i) INT230-6 used as a monotherapy, (ii) INT230-6 in combination with Merck’s Keytruda® (pembrolizumab), and (iii) INT230-6 in combination with Bristol Myers Squibb’s (“BMS”) Yervoy® (ipilimumab). Data from a cohort of only sarcoma patients whose cancer continued to progress following 3 prior therapies showed a median overall survival of 21.3 months. Typical median survival for these severe sarcomas is 7.6 to 9.7 months. We completed enrollment of the IT-01 Study in June 2022, locked the IT-01 Study database in February 2023 and finalized the clinical study report in September 2023. We delivered the combination-specific reports and other information to our partners in the fourth quarter of 2023.
In 2021, we initiated our second trial, a Phase 2 randomized study that tested INT230-6 as a monotherapy treatment in early-stage breast cancer for patients not suitable for presurgical chemotherapy (the “INVINCIBLE-2 Study”). The study enrolled 91 subjects and the database was locked in November 2023. The key endpoint was whether INT230-6 could reduce a patient’s cancer compared to no treatment, which is the current standard of care (“SOC”) for the majority of patients with early-stage breast cancer, or a saline injection. Substantial reduction of cancer presurgically in aggressive forms of cancer has been shown to correlate with delaying disease recurrence. The key endpoints of the INVINCIBLE 2 Study were to understand the percentage of necrosis that can be achieved in tumors of varying sizes for a given dose, especially for tumors larger than 2 centimeters in longest diameter. We determined that our local or whole-body anti-cancer immune response could be induced. The INVINCIBLE-2 Study demonstrated a high order of necrosis in presurgical breast cancer tumors in the period from diagnosis to surgery, with some patients experiencing greater than 95% necrosis of the tumor. Data from the INVINCIBLE-2 Study demonstrated that INT230-6 had a favorable safety profile. There was also an increase of certain types of immune cells (CD4+ and NK T-cells) in the tumor and blood. Additionally, there was an increase in the T-cells repertoire relative to control.
Based on the data from the IT-01 Study, in July 2024, we initiated and dosed our first patient in a Phase 3 open-label, randomized study (the “INVINCIBLE-3 Study”) testing INT230-6 as a monotherapy compared to the SOC drugs in second-and third-line treatment for certain soft tissue sarcoma subtypes. This 333-patient study with an endpoint of overall survival has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutics Goods Administration. In March 2025, we paused new site activations and patient enrollments due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations to reduce ongoing costs during this pause. Once sufficient funding is obtained, we plan to restart site activations and patient enrollment in the INVINCIBLE-3 Study.
In October 2024, in collaboration with the Swiss Cancer Group ("SCI"), formerly the Swiss Cancer Group for Clinical Cancer Research SAKK, we initiated and dosed our first patient in a Phase 2 study (the “INVINCIBLE-4 Study”) to treat patients with localized triple-negative breast cancer (“TNBC”). The endpoint is the change in the pathological complete response rate for the combination compared to the SOC alone. In September 2025, we paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6 in Cohort A due to some patients in Cohort A experiencing localized skin irritation near the tumor site. A protocol amendment was submitted to the Swissmedic and the Swiss Ethics Committee to use a lower drug volume per tumor volume ratio and a single injection of INT230-6. Full approval to resume enrollment was granted on March 26, 2026, and we plan to resume enrollment in the second quarter of 2026. We are currently targeting to complete enrollment by the end of 2027 and will likely add resources to help sites enroll new patients. In the event we are unable to obtain sufficient additional funding, we may have to delay the completion of the INVINCIBLE-4 Study until such funding is obtained.
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
Our Lead Product Candidate: INT230-6
Our lead product candidate, INT230-6, is primarily comprised of three components: (i) cisplatin, a proven anti-cancer cytotoxic agent, (ii) vinblastine sulfate, also a proven anti-cancer cytotoxic agent, and (iii) SHAO, a penetration enhancing amphiphilic molecule. Both cisplatin and vinblastine sulfate have direct cancer cell killing and immune activating mechanisms of action. The SHAO chemical structure is shown in Figure 1 below. Our in vivo safety studies show that if the drug is injected into healthy tissue, there is no observation of tissue damage (skin, liver or peritoneum). The drug agents enter the bloodstream at low doses. Pharmacokinetic results showed that greater than 95 percent of the active agents remain in the tumor. The SHAO compound increases the dispersion of the drug throughout the tumor following intratumoral injection. Our technology is novel and unique, and is not a liposome, a nanoparticle, or an emulsion. INT230-6 is a 100% water-based formulation with tissue dispersion properties that do not destroy cancer cell membranes.

Figure 1 – INT230-6

The SHAO molecule facilitates drug dispersion throughout the tumor and facilitates the diffusion of the two cytotoxic agents into the cancer cells. Once in the cancer cell, cisplatin binds the DNA and causes the cell apoptosis (death) whereas vinblastine sulfate destroys the cell’s tubulin to shut down replication. Data in humans suggests that when administered at the proper drug dose to tumor volume ratio, a significant portion of the injected tumor can be killed on a single dose. There is evidence (in both animals and humans) that there is an activation of the immune system for certain cancers. Cisplatin also increases cancer cells’ binding to T-cells, and vinblastine sulfate can promote the maturation of immune dendritic cells in the local environment.
Our novel technology is different than other IT approaches in four important ways:
1)We recognized that the composition of a tumor is highly unfavorable to direct injection of water-based products because the tumor has a high fat content and is under surrounding pressure. To be effective, an IT drug must disperse, be absorbed by the tumor and enter the cancer cell. Without our unique formulation chemistry, water soluble drugs are not readily dispersed or absorbed by a tumor.
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
4)Our product candidate has potential to kill tumors and could be used before surgery immediately after diagnosis or for treatment of cancers where there are no therapeutic agents or suitable local treatments available.
Our Treatment Approach Versus Current Methods
Current systemic treatment regimens administer either a fixed amount or a set dose based on weight or via an algorithm based on weight and height, such as specific surface area. There is no correlation between height and weight and patient outcome; however, there is a correlation with survival based on a patient’s number of metastatic sites and amount of bulk disease (total tumor burden). Our treatment concept pioneers a new dosing approach to treating cancer — kill tumors in the body (in situ) to create from the patient’s own cancer a recognizable, high-quality material (referred to as antigen) for better immune cell engagement against the cancer (immunological cell kill).
Our new concept uses a delivery molecule to enable the dispersal of potent drugs throughout the tumor that can also diffuse those compounds into the cancer cells. This process effectively loads the tumor with strong killing agents, which are retained within the cells. The active agents themselves used in our product candidate also have properties that improve immune recognition of cancer. Our product candidates can saturate an injected tumor delivering high concentrations of drug into the cancer cells and killing the entire tumor. This process removes the cancer’s cloaking system, decreases the barriers to immune influx and activates a body-wide anti-cancer immune response to attack the uninjected tumors and unseen metastases. Our clinical data suggests that not all tumors need be injected for disease control. Figure 2 compares current systemic treatment approaches with our treatment.
Figure 2 – Comparison of our Approach to Current Dosing Methods

Through our novel drug treatment and new dosing approach, we hope to transform the lives of patients with cancer. Our objectives are to increase patient longevity, reduce side effects, remove the fear of treatment, empower the patient, and minimize the risk of disease recurrence.
Our Pipeline
Our pipeline is focused on realizing the full potential of INT230-6 in metastatic and local disease settings to help cancer patients with major unmet medical need. We are exploring the use of INT230-6 across multiple cancer types (including those types that do not normally respond to immunotherapy) and “hot” tumors (cancer types that are more likely to respond to immunotherapy). Based on the data from the first two studies, we initiated a Phase 3 program in metastatic sarcoma and a Phase 2 study in presurgical TNBC.

INVINCIBLE-3 Study - Phase 3 Randomized Controlled Metastatic Soft Tissue Sarcoma Study
INVINCIBLE-3 Study, a Phase 3 open-label, randomized study testing the superiority INT230-6 used as monotherapy compared to the standard of care drugs in 2nd and 3rd line treatment for locally advanced, recurrent, inoperable, or metastatic non-diffuse subset of advanced soft tissue sarcoma patients (leiomyosarcoma, liposarcoma and undifferentiated pleomorphic sarcoma) with overall survival as the primary endpoint. These subtypes comprise over 70% of the sarcoma populations.
The INVINCIBLE-3 Study will randomize patients 2 to 1 to either INT230-6 for 5 doses Q2 weeks with maintenance dosing every 12 weeks for 2 years or the SOC. The three drugs most used for soft tissue sarcoma will be the control SOC at the investigator’s choice depending on the type of sarcoma. Our Phase 3 study is designed to be 90% powered to detect a difference hazard value of 0.65 in overall survival between the INT230-6 treatment group and the control group with 333 patients enrolled. The study will have 3 interim data reviews. The first at 20% of events (deaths) for futility only, the second at 40% of events, and the third at 60% of events. The final analysis will be based on 80% of events (266 deaths). See Figure 3 for INVINCIBLE-3 Study schema.
In December 2023, FDA provided us with a study may proceed letter. In September 2023, the FDA granted orphan drug designation for the treatment of soft tissue sarcoma to the three active moieties comprising INT230-6: cisplatin, vinblastine sulfate, and the diffusion enhancer SHAO. In September 2024, the European Medicines Agency (“EMA”) accepted our study application via our filing in the clinical trials information system (“CTIS”). The INVINCIBLE-3 Study has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutics Goods Administration. The trial is being conducted in the US, Australia, Canada, France, Germany, Italy, Poland, and Spain. Up to 60 sarcoma-focused hospitals and other centers are expected to participate from these countries.
In July 2024, we initiated and dosed our first patient in the INVINCIBLE-3 Study. In March 2025, we paused new site activations and patient enrollments due to funding constraints. Prior to this pause, the trial enrolled 21 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations to reduce ongoing costs during this pause. Once sufficient funding is obtained, we plan to restart site activations and patient enrollment in the INVINCIBLE-3 Study.
Figure 3 — The INVINCIBLE-3 Study schema comparing INT230-6 to the approved 2nd or 3rd line standard of care drugs
It is notable that despite different regimens and sarcoma subtype distributions, the overall survival is consistent for the current SOC drugs. No patient will have progressed on more than 2 prior treatments. The standard of care drugs have a mOS ranging from 11 to 15 months (Figure 4). In the INVINCIBLE-3 Study, underdosing of patients will be less likely, given dosing of INT230-6 can be as high as 160mL from day 1, and patients will also receive long-term maintenance treatment of INT230-6 every 12 weeks.

Figure 4 — Overall survival curves of standard of care drugs from phase 3 trials in second or third line

Median OS Curves for Trabectadin, Eribulin, and Pazopanib Trials
* Standard of care drug references:
Trabectedin: Cancer. 2019 Aug 1;125(15):2610-2620
Eribulin: Lancet. 2016 Apr 16;387(10028):1629-37
Pazopanib: Lancet. 2012 May 19;379(9829):1879-86
Percent alive
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
0
5
10
15
20
25
30
35
40
45
Trabectadin
Pazopanib
Eribulin(Lipo)
Weighted Average (.3 Tr, .3 Pa, .4 Er)
Months

The survival curves from five recent Phase 3 studies using now approved standard of care drugs for sarcoma.

INVINCIBLE-4 Study - Phase 2 Randomized Presurgical Triple Negative Breast Cancer Study
INVINCIBLE-4 Study, a two cohort Phase 2 randomized, controlled study testing INT230-6 in combination with the SOC treatment (chemotherapy/immunotherapy) (“Cohort A”) and the SOC alone ("”Cohort B”). Cohort A doses INT230-6 prior to the SOC, which is the Keynote 522 regimen, over a period of 6 months prior to surgery. The primary endpoint is the increase in pathological complete response rate (“pCR”) and systemic safety compared with the SOC regimen. This is a two cohort noncomparative trial with null hypotheses (H0): pCR) rate ≤ 0.6, and (H1): pCR rate ≥ 0.8. See Figure 5 for INVINCIBLE-4 Study schema.
The FDA instituted its Accelerated Approval Program to allow for earlier approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. The use of a surrogate endpoint can considerably shorten the time required prior to receiving FDA approval. In November 2020, we met with the FDA to discuss use of our drug prior to surgery for breast cancer patients at high risk of disease recurrence such as those with TNBC for potential accelerated approval. The surrogate endpoint we discussed with the FDA was pCR, defined as the absence of residual invasive and in situ cancer on H&E evaluation of the complete resected breast specimen and all sampled regional lymph nodes following completion of neoadjuvant systemic therapy. pCR is an accepted FDA criterion for triple negative breast cancer for accelerated approval.
Preoperative or neoadjuvant systemic chemotherapy, once reserved for patients with locally advanced breast cancer in whom the goal was to render large breast cancers operable, has become increasingly common. There are several potential reasons to consider neoadjuvant treatment for early-stage breast cancer. Giving chemotherapy preoperatively permits breast conservation in some patients who would otherwise require a mastectomy and may improve cosmetic preservation or restoration of physical appearance. Preoperative therapy also provides a real-time evaluation of tumor response to permit discontinuation of ineffective therapy. Finally, the neoadjuvant setting offers investigators the unique opportunity to examine modulation of tissue, imaging, and other biomarkers from the time of biopsy to the time of definitive breast surgery following preoperative systemic therapy.
As shown in Figure 8 below from the INVINCIBLE 2 Study, INT230-6 can cause a large tumor to become necrotic on a single dose without toxicity other than minor pain at the injection site. Combining one or two doses upfront of INT230-6 with the SOC neoadjuvant therapy (pembrolizumab with anthracycline, cyclophosphamide and taxane) could potentially increase the pCR rate significantly to allow for accelerated approval especially in the more challenging tumors greater than or equal to 2 cm. Further use of INT230-6 may allow for the elimination of the anthracycline and could reduce the toxicity of current chemotherapy regimen while obtaining an increase in pCR. The data on percent tumor necrosis from the Phase 2 INVINCIBLE-4 Study will indicate how much necrosis can be induced upfront.

Figure 5 — The INVINCIBLE-4 Study schema comparing INT230-6 to the approved 2nd or 3rd line standard of care drugs
In October 2024, in collaboration with the SCI, we initiated and dosed our first patient in the INVINCIBLE-4 Study. In September 2025, we paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6 in Cohort A due to patients in Cohort A experiencing localized skin irritation near the tumor site. Prior to this pause, fourteen (14) patients had been treated with seven (7) in each cohort. The expected enrollment is sixty-one (61) patients.
In March 2026, a protocol amendment was submitted to the Swissmedic and the Swiss Ethics Committee to use a lower drug volume per tumor volume ratio and a single injection of INT230-6. Full approval to resume enrollment was granted on March 26, 2026, and we plan to resume enrollment in the second quarter of 2026. We are currently targeting to complete enrollment by the end of 2027 and may add resources to help sites enroll new patients. In the event we are unable to obtain sufficient additional funding, we may have to delay the completion of the INVINCIBLE-4 Study until such funding is obtained. We also reported the following preliminary observations on the fourteen patients treated to date:

pCR Data Observations
•Cohort A: A pCR was achieved in five (5) of seven (7) patients (71.4%) who received injections of INT230-6 prior to SOC. Six (6) patients received two (2) injections and one patient, who achieved a pCR, received one (1) injection.

•Cohort B: A pCR was achieved in two (2) of six (6) patients (33%) who received the SOC alone, with one patient still to be evaluated.

Safety Data Observations
•Cohort A: There has been a total of fourteen (14) grade 3 or higher adverse events, only one of which was considered a common immune-related side effect of checkpoint immunotherapy.

•Cohort B: There has been a total of twenty-five (25) SOC-related grade 3 adverse events, of which four (4) were considered common or rare side effects of immune checkpoint inhibitors (three grade 3 and one grade 4).

Our Completed Clinical Trials
Phase 1/2 Study IT-01
The primary objectives of Phase 1 trials are to define the safety or toxicity profile of a new drug and to determine the dose for further evaluation in Phase 2 trials. Patients enrolled in Phase 1 are therefore placed at risk of toxicity, in exchange for an undefined and limited clinical benefit. Furthermore, patients who are considered for Phase 1 trials may be regarded as vulnerable because their physical condition may be deteriorating due to advanced cancer malignancy for which no further standard treatment options exist. Efficacy is not usually the primary objective. Most patients in Phase 1 studies have low survival expectations that range from 3 to 8 months depending on the type of cancer and the patient’s incoming health. (see Chau, N., BMC Cancer volume 11, Article number: 426 2011).

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
In our 2017 IT-01 Study (the “IT-01 Study”), patients were enrolled whose cancer progressed following treatment using all approved and some experimental therapies. Forty-three percent (43%) of patients had previously had an IV form of a platinum-based drug including cisplatin. Forty-four percent (44%) had previously received an anti-PD-1 antibody. Efficacy data from 64 patients enrolled in the IT-01 Study is available from patients receiving INT230-6 alone (referred to as monotherapy). There were over 820 different tumor injections conducted over the course of the trial with over 502 being into visceral deep tumors.
We initiated our first trial, dose escalation study using INT230-6 in the United States under an IND authorized by the FDA and in Canada under a CTA approved by Health Canada. The study tested the safety and efficacy of INT230-6 in patients with refractory or metastatic cancers, and enrolled 110 patients in three arms: (i) INT230-6 used as a monotherapy, (ii) INT230-6 in combination with Merck’s Keytruda® (pembrolizumab), and (iii) INT230-6 in combination with BMS Yervoy® (ipilimumab). We completed enrollment of the IT-01 Study in June 2022, locked the IT-01 Study database in February 2023 and finalized the clinical study report in September 2023. We delivered the combination-specific reports and other information to our partners in the fourth quarter of 2023. In October of 2025, the Lancet Discovery Group’s journal, eBioMedicine, published our first clinical manuscript reporting results of our first-in-human trial with INT230-6 alone. The manuscript included the following data results:
In heavily pretreated patients with advanced disease having over 20 different types of cancer, whose cancer had progressed following multiple prior lines of therapy. intratumoral INT230-6 achieved the following:
•A disease control rate of 75% (48/64 patients) and a median overall survival (“mOS”) of 11.9 months. In an exploratory analysis comparing patients receiving INT230-6 at a total dose (in mL) at a cumulative amount greater than 40% of the patient’s total tumor burden (“TTB”) compared to those treated with less than 40% of their TTB, the results were as follows:
◦The disease control rate was 83.3% (40/48) compared to 50% (8/16);
◦Median overall survival was 18.7 months (95% CI: 11.5–23.5) compared to 3.1 months (95% CI: 1.6–5.9) with a hazard ratio (HR) of 0.17 (95% CI: 0.081–0.342); P<0.0001 (see Figure 3 below); and
◦Improved survival was consistent across a range of low to high tumor burden and tumor sizes.
•Approximately 20% of patients in the >40% group had uninjected tumors shrink, abscopal effects.
•Fifteen of 64 patients survived for more than 21 months.
•INT230-6 induced a qualitative decrease in proliferating cancer cells in injected tumors and a qualitative increase in activated T-cells infiltrating the tumor microenvironment.
•No dose-limiting toxicities were reported among 64 monotherapy patients; seven patients had a grade 3 (10.9%) with no grade 4 or 5 treatment-related adverse events.
•Pharmacokinetic results showed that greater than 95% of the active cytotoxic agents remained in the injected tumors.
The probability of survival for a given population can be plotted. Figure 6 below illustrates the survival for all monotherapy INT230-6 subjects. Treating the severe refractory population with only our drug candidate, approximately 50% of patients would be expected to be alive at one year (blue curve) with an mOS of 11.9 months. Subjects dosed an amount of INT230-6 that was less than 40% of their TTB had a mOS of 3.1 months. This result is shown in the red curve and is comparable to survival expected in historical Phase 1 basket studies (See Chau, N., BMC Cancer volume 11, Article number: 426 2011). Patients that received a dose of INT230-6 to greater than 40% of their TTB had an approximately 63% chance of being alive at 1 year and the median overall survival was 18.7 months. These results indicated that survival improves for those dosed to greater than 40% of their TTB compared to those receiving under 40%. While there were no differences statistically in the two populations with regards to incoming tumor burden, the sample size is small and the average values for the green curve were lower.
Figure 6 — Patient-Survival Dosing INT230-6 for All Monotherapy INT230-6 Patients in the IT-01 Study

Exploratory analysis of dose relative to TTB was conducted. Many tumors, including all under 1 cm in diameter, were not reported and so TTB is likely underestimated.

In the IT-01 Study, survival appears to be impacted by the total dose a patient received relative to the number and size of their tumors. Patients receiving a higher percentage of INT230-6 (mL) relative to their TTB (cm3) remained in the study longer regardless of the cancer type. The analysis using 40% of tumor burden was arbitrary; however, our conclusion from the data is that the more INT230-6 that was administered and the more tumors injected, the more likely a subject would be alive longer for a given tumor burden. In the Phase 3 study, the physicians are advised to treat as many tumors as are safe to inject.
INT230-6 Efficacy in Soft Tissue Sarcoma
Sarcomas are a rare and heterogeneous group of solid tumors derived from mesenchymal cell origin. Although single agent or combination anthracycline-based chemotherapy provides some benefit for the treatment of advanced sarcomas, prognosis is still unfavorable with median overall survival in the second and third line setting of 11 to 16 months. By the time subjects fail approved therapies and enter Phase 1 studies patients’ median overall survival is typically 8 to 10 months (see Subbiah, V Scientific Reports | 6:35448 | DOI: 10.1038/srep35448). Survival depends on certain risk factors, such as those found in the RMHI score (high lactate dehydrogenase, the number of metastatic sites, and low serum albumin levels), and sarcoma subtype.
Thirty (30) patients with sarcoma were treated in the IT-01 Study. Fifteen (15) received INT230-6 monotherapy and fifteen (15) received INT230-6 with immunotherapy. Enrolled subjects receiving INT230-6 had a median of 3 (0, 8) prior therapies, median age of 64 and 13% were ECOG 0, 80% ECOG 1. Those receiving the combination with ipilimumab had a median of 4 (0, 9) prior therapies, median age of 64 and 38% were ECOG 0, with 62% ECOG 1.
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
•Cassier et al., Annals of Oncology 25: 1222 – 1228, 2014 Outcome of patients with sarcoma and other mesenchymal tumours participating in Phase I trials: a subset analysis of a European Phase I database.

•Subbiah et al., Scientific Reports | 6:35448 2016, Evaluation of Novel Targeted Therapies in Aggressive Biology Sarcoma Patients after progression from US FDA approved Therapies.
Each of these publications report use of the RMHI. As noted above the RMHI is validated score predictive of overall survival for cancer patients in basket studies. A subject obtains 1 point depending on their number of metastatic sites, pre-dose plasma lactase dehydrogenase level and albumin concentrations. Each of the 3 studies report the median overall survival results for subjects for various RMHI values as shown in the table below and Figure 7.
Median OS in Phase 1 Basket studies

Study	Jones	Cassier	Subbiah
Median OS	7.6 months	9.1 months	9.6 months
	CI (4.8 – 10.4)	CI (6.3 – 11.8)	(CI (8.1 – 14.2)*
____________
*44% of Subbiah study subjects had a RMHI score of 0 versus 26% in Sponsor’s IT-01 Study
We estimated the RMHI score for each patient receiving only INT230-6 in our study. Subjects in our study primarily had a RMHI score of 1 (33%) or 2 (40%). We created a synthetic Kaplan-Meier control curve. We chose Subbiah as the dataset, because it was the study that reported the longest survival of the three Sarcoma studies, and would be the most conservative data to serve as the basis for a synthetic control. We calculated the Kaplan-Meier synthetic control median overall survival, derived from the Subbiah basket trial and matched to the IT-01 Study sarcoma population’s RMHI scores, for all INT230-6 monotherapy patients, which predicted a median survival of 6.7 months. Figure 7 shows the actual median overall survival for INT230-6 patients receiving INT230-6 alone, which was 21.3 months (blue curve). Those patients receiving a higher dose relative to their tumor (>40%) burden had not yet reached median overall survival prior to the end of the study with over 400 days of median follow-up .
Figure 7 — Survival of INT230-6 monotherapy sarcoma patients from Study IT-01
Estimates of sarcoma subject survival using INT230-6 based on dose per TTB from the IT-01 Study compared to a synthetic control are shown in the table below.

	INT230-6 Dosed <40% of TTB (months)	Synthetic Control of sarcoma patients (2 prior lines) (months)	INT230-6 all subjects (months)	INT230-6 Dosed >40% of TTB Months
Median overall survival, CI	4.0	6.7	21.3	Not reached with 400 days of median follow-up

INVINCIBLE-2 Study - Phase 2 Randomized Controlled Study in Presurgical Breast Cancer

In 2021, we initiated our second and now completed clinical trial, a Phase 2 randomized study that tested INT230-6 as a monotherapy treatment in early-stage breast cancer for patients not suitable for presurgical chemotherapy (the “INVINCIBLE-2 Study”). The study enrolled 91 subjects and the database was locked in November 2023. The key endpoint was whether INT230-6 could reduce a patient’s cancer compared to no treatment, which is the current SOC for the majority of patients with early-stage breast cancer, or a saline injection. Substantial reduction of cancer presurgically in aggressive forms of cancer has been shown to correlate with delaying disease recurrence. The key endpoints of the INVINCIBLE 2 Study were to understand the percentage of necrosis that can be achieved in tumors of varying sizes for a given dose, especially for tumors larger than 2 centimeters in longest diameter. We determined that a local or whole-body anti-cancer immune response could be induced. The INVINCIBLE-2 Study demonstrated a high order of necrosis in presurgical breast cancer tumors in the period from diagnosis to surgery, with some patients experiencing greater than 95% necrosis of the tumor. Data from the INVINCIBLE-2 Study demonstrated that INT230-6 had a favorable safety profile. There was also an increase of certain types of immune cells (CD4+ and NK T-cells) in the tumor and blood. Additionally, there was an increase in the T-cells repertoire relative to control.
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
In the INVINCIBLE-2 Study, the treatment group had a highly statistically significant increase in necrosis (tumor death) compared to the saline control group of 19% for the treatment group versus 1.3% for the saline control group (p=0.0002). For tumors with diameter of 2 cm or higher in longest diameter the treatment group had an average of 24% necrosis in 42 subjects vs. 0.8% for the saline control group in 8 subjects (p=0.0007) . In the study nine (9) subjects in INT230-6 treatment groups had a major pathological response (MPR) with a mean of 79.4% tumor necrosis. MPR is defined as having less than or equal to 50% residual cancer in the tumor (i.e. ≥50% of the tumor became necrotic). In the control groups, no subjects achieved an MPR (n=29).

Tumor Necrosis via Diffusion
Tissue taken via biopsy from tumor in the IT-01 Study shows that viable cancer cells are significantly reduced. However, in our INVINCIBLE 2 study, surgeons also removed the entire breast cancer tumor following INT230-6 injection. At the San Antonio Breast Cancer Symposium (“SABCS”) in December 2023 images showed that up to >95% of an entire large tumor greater than 4.3 cm can be killed on a single INT230-6 injection at the proper dose (in milliliters) relative to the size of the tumor (in centimeters).
This result is seen in Figure 8 panel A and B. An ER+PR+HER2+ 3.9 cm grade 3 invasive ductal breast cancer tumor was treated on day 1 with 7.4 cc of INT230-6. Seven days later with another 14.8 cc. The tumor was then resected another seven days later. In panel B, a ER+PR+Her2- 4.4 cm diameter invasive lobular breast cancer tumor was treated with one dose of 21.3 mL of INT230-6, then resected 20 days later. The INT230-6 was able to kill 85% of the ductal tumor from Panel A. However, in the second panel, the drug was able to diffuse throughout nearly the entire tumor. The boundary of the tumor is shown by the black dotted lines and the red dotted lines show the extent of the necrosis. Pathology conducted on the excised tumor showed that there was only a small percentage of viable cancer cells in one area of the 4.4 cm tumor after a single dose of INT230-6 of 21.4 mL. More than 95% of the tumor was necrotic (dead) or ghost cells (cells without a nucleus). These images show that diffusion distance is proportional to the amount given on a single dose. In panel C we show high necrosis after surgery of a subject with a 3.3 invasive ductal cancer, who received one INT230-6 dose of 13.3 mL. This patient’s tumor was characterized as having sheet-like necrosis to and just beyond the tumor edge.
Figure 8 Panels A and B — Showing the extent of the entire tumor and the area of dead cancer for various doses of drug; greater than 95% of the total tumor volume was killed by a single dose injections of INT230-6.
Figure 8 Panels C and D — 100% necrosis with correspond H&E staining
In the above figure the entire breast tumor has been removed. The black or blue dotted line shows the extent of the tumor, and red dotted line shows the extent of the necrotic (dead cancer) after treatment with INT230-6. For a given tumor diffusion distance and thus tumor killing is proportional to the amount of drug dosed. Both tumors shown with high grade (3) proliferative tumors.
INT230-6 demonstrated a favorable safety profile and was well tolerated and patient interest in the new treatment was high. Enrollment in the INVINCIBLE-2 study was rapid. We believe patients are highly interested in a product that can potentially destroy the majority of their tumor rapidly while waiting for their surgery and with the possibility to induce a systemic anti-cancer immune response. Surgery proceeded on time or without difficulty from the INT230-6 IT treatment. Adverse events are minimal — mainly transient, low-grade pain at the injection site.

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
•Increased Survival Observed in Metastatic Disease Relative to Studies Having Similar Patient Populations. In addition to the Lancet eBioMedicine paper, our clinical research has been selected for poster and oral presentations multiple times at the American Society of Clinical Oncology (“ASCO”) the Society for Immunotherapy of Cancer (“SITC”), the SABCS, and the Connective Tissue Oncology Society (“CTOS”) beginning in 2020, indicating that patients receiving INT230-6 appear to live longer compared to historical data for subjects in phase 1/2 sarcoma studies.
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

Our Partnerships
•The U.S. National Cancer Institute (“NCI”). In 2014, we were awarded a Collaboration Research and Development Agreement (“CRADA”) by the National Institute of Health’s National Cancer Institute. The research sought to understand the mechanism of action of INT230-6 and test the drug in several models in the NCI’s laboratories. The program resulted in a peer-reviewed publication titled Intratumorally delivered formulation, INT230-6, containing potent anti-cancer agents induces protective T-cell immunity and memory, which appeared in the journal OncoImmunology 2019 Vol 8 No 10; 15 and that was jointly authored by us and the NCI. The data for the paper was generated entirely by the NCI in their laboratories and reported the critical role of T-cells in promoting complete tumor regression using our drug candidate and that INT230-6 was synergistic with anti-PD-1 (programmed death receptor 1) and anti-Cytotoxic T Lymphocyte-Associated Antigen 4 (“CTLA-4”) antibodies.
•Merck. In 2019, as part of our IT-01 Study, we entered into a supply agreement with Merck to evaluate the combination of INT230-6 with Keytruda® (pembrolizumab), Merck’s anti-PD-1 therapy, in patients with advanced solid malignancies, including pancreatic, bile duct, squamous cell and non-MSI high colon cancers. In our IT-01 Study, we treated 30 patients with this combination arm. After nearly two years of dosing a combination of Keytruda and INT230-6, patients showed comparable safety to INT230-6 monotherapy. Subjects enrolled in the single arm combination with pembrolizumab received a diagnosis of cancer progression following a median of 3 prior lines of therapy. The median OS in the All Treated Population was 4.7 months (95% CI: 2.5, 10.1). Only three grade 3 immune-related adverse events reported in patients receiving the combination. We completed study dosing in December 2022. It is our intent to publish the data from the combination arms from the IT-01 Study with Merck.
•Bristol Myers Squibb. In 2020, as part of our IT-01 Study, we entered into an agreement with BMS to evaluate the safety and efficacy of INT230-6 with Yervoy® (ipilimumab), BMS’s CTLA-4 immune checkpoint inhibitor, in patients with breast (17%), liver (5%), and advanced sarcoma cancer (78%). In our IT-01 Study, we treated 18 patients in this combination arm, and there was only one grade 3 immune-related adverse event (colitis) reported. The median OS for the IT-01 combination cohort was not reached (NA) (95% CI: 7.2, NA) in the All Treated Population. We completed study dosing in December 2022.

•Swiss Cancer Institute and UniCancer. In 2024, as part of our INVINCIBLE-4 Study, presurgical breast cancer study in Switzerland and France, we partnered with the Swiss Cancer Institute (in Switzerland) and UniCancer (in France) who act as Sponsors of the Phase 2 TNBC trial in their respective countries. The Swiss Cancer Institute is a research institution dedicated exclusively to independent, multicenter cancer research in Switzerland, who conduct comprehensive research in all types of cancer and across all disciplines. Unicancer is the only French hospital federation 100% dedicated to the fight against cancer. Through its health cooperation group, Unicancer is also the only national hospital network exclusively specialized in oncology. It brings together 18 French Comprehensive Cancer Centres.

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
According to the American Cancer Society, in 2026 there will be an estimated 2.1 million new cancer cases diagnosed and over 626,000 cancer deaths in the United States, which is 1,700 deaths per day. An increase of more than 8,000 deaths from 2025. Cancer is the second most common cause of death in the U.S. after heart disease. According to the American Society of Clinical Oncology’s journal, the ASCO Post, the national cost of cancer care in the United States is expected to rise to $246 billion by 2030. As healthcare costs in general continue to escalate, expenses due to cancer are a major contributing factor.

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
There are many types of sarcomas; however, the four most common are bone sarcoma (referred to as osteosarcoma), and soft tissue sarcomas (“STS”) leiomyosarcoma, undifferentiated pleomorphic sarcoma and liposarcoma. Leiomyosarcoma is a type of sarcoma that grows in the smooth muscles. The smooth muscles are also in the hollow organs of the body, including the intestines, stomach, bladder, and blood vessels. In females, there is also smooth muscle in the uterus. When sarcoma is metastatic, prognosis is poor, even with chemotherapy. Half of people diagnosed with metastatic disease STS in the second or third line setting of the major 3 STS subtypes die within 15 months. An analysis of SEER data shows that 14,500 people in the U.S. have metastatic soft tissue sarcomas of the 3 main subtypes
Unmet Medical Need for Improved Cancer Treatments
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

Early Research Showed Proof-of-Concept
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
INT230-6 is Synergistic with Checkpoint Blockade
Nature has created checkpoints on the immune system to regulate the activity of the immune cells. These pathways are crucial for self-tolerance to prevent the immune system from attacking healthy cells indiscriminately. Large pharmaceutical companies such as Merck, Roche, AstraZeneca, Pfizer, Regeneron and BMS have developed new types of anti-cancer anti-body drugs with the ability to modify and block the checkpoints on the immune system.
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
As part of our own research, we formulated cisplatin in water without the SHAO and added a noncolloidal dye. When injected into a human pancreatic tumor grown in a mouse model, we observed that the water formulation of the drug without the SHAO was not absorbed in the tumor. The liquid mostly leaked from the tumor. However, the formulation that incorporated SHAO was readily and rapidly absorbed by the tumor in a dose dependent manner as shown in Figure 9 below.
Figure 9 – Comparison of drug dispersion/absorption in tumors with and without our DfuseRx technology.
Dense human pancreatic cancer BXPC-3 tumors were grown in severe combined immunodeficiency mice. Injections using a metered pump of the cisplatin with dye in water were compared to INT230-6 with dye. Fourteen mice were treated. INT230-6 is well absorbed and distributed throughout tumors (right side images) compared to the drug alone in water which leaks out (left side images). Our data was accepted for publication in the International Journal of Molecular Sciences June 2020 doi.org/10.3390/ijms21124493.

Regulatory Interactions
U.S.: In the United States, the FDA regulates drug and device products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. We first started interactions with the FDA in 2014 and agreed on a preclinical program. We filed our IND application for our IT-01 Study entitled “A Phase 1/2 Safety Study of Intratumorally Administered INT230-6 in Adult Subjects with Advanced Refractory Cancers” and held a meeting with senior FDA officials at the end of 2016. The FDA provided us a “Study May Proceed” letter.In 2023 the U.S. FDA reviewed our Phase 3 program. We met with the chemical, manufacturing and Controls division and developed a plan for registration of our drug product, INT230-6. In addition our Phase 3 protocol was reviewed in detail by several groups with the FDA (clinical, pharmacological, safety, etc.) in December of 2023. Our protocol was approved, and we received a Study May Proceed letter for the INVINCIBLE-3 trial.
Canada: We also met formally with Health Canada in a CTA meeting in 2016. We filed the CTA and held meetings with senior Health Canada officials. Health Canada provided us a “No Objection” letter in early 2017. As we have progressed our study, we filed several amendments since 2017 and have received “No Objection Letters” each time from Health Canada. We have been treating patients continuously under both our IND and CTA since May 2017.After submission of our Phase 3 trial protocol and relevant materials to Health Canada, we received a No-objection letter for the INVINCIBLE-3 trial.
Europe: The European Medicines Agency (EMA) uses the Clinical Trials Information System (CTIS) for all submission. The CTIS is the mandatory, centralized, web-based portal for submitting and managing clinical trial applications (initial, amendments, renewals) in the EU/EEA since January 31, 2023. It streamlines workflows for sponsors and regulators, offering a single submission point for up to 30 countries and a public, searchable database for transparency, requiring compliance with strict EU Clinical Trial Regulation (536/2014) guidelines. Both our Phase 3 INVINCIBLE-3 and INVINCIBLE-4 trials were submitted to the EMA via the CTIS program. In 2024, the CTIS generated a unique EU Trial Number for our accepted INVINCIBLE-3 study submission. In 2025, the CTIS generated a unique EU Trial Number for our accepted INVINCIBLE-4 study submission.
Australia: Our clinical trial submission for our Phase 3 dossier was made under the Clinical Trial Notification (CTN) scheme. Once the Human Research Ethics Committee (“HREC”) reviewed the clinical information Australia's Therapeutic Goods Administration (“TGA”) provided, acknowledgment of the acceptance by HREC for the study in 2024 allowed the trial to proceed.
All regulatory agencies agreed to permit setting the drug dose based on tumor size rather than using alternatives such as dose based on a patient’s height and weight. Our belief is that using the patients’ TTB instead of body size is a more personalized and precise approach to ensure that patients receive an appropriate dose for their unique cancer burden. Better dosing could lead to maximized efficacy with minimized side effects. In our clinical trial, tumor volume is calculated from radiographic imaging on target tumors at baseline. Dose for a given tumor is set based on its size.

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
The majority of treatment related adverse events have been low grade (grade 1 or 2). A total of 15 patients out of 110 (13.6%) had at least one grade 3 adverse event in the IT-01 Study. The primary grade 3 events have been pain, fatigue, vomiting, anemia, rash, dehydration and dizziness. There was one grade 4 adverse event, a decrease in the number of neutrophils, the most common type of white blood cell that contributes toward the healing of damaged tissues and resolving infections. There were no grade 5 treatment related adverse events reported. No maximum tolerated doses were established.
Even though our product candidate is dosed directly into the tumor, a key element of safety is to observe how much drug enters the bloodstream. Toxicities are linked to the circulating levels of the active agents in the blood. We measure circulating concentrations of the three main ingredients, SHAO, cisplatin (as platinum metal) and vinblastine sulfate, in the blood. This type of data is referred to as pharmacokinetics (“PK”). Data that measured the circulating levels of the key ingredients has been generated from the ongoing study in metastatic patients. The amount of vinblastine sulfate seen in the plasma of patients is much lower than a lesser dose given IV. Cisplatin is reduced to metal rapidly and is challenging to measure in blood even for IV dosing. A measurement of vinblastine sulfate provides a better understanding of the PK.
In our study, vinblastine plasma concentrations increased proportionally to the amount of drug administered. In essence, the concentration of vinblastine seen in the blood increased proportionally to the dose given intratumorally. See Figure 10 Panel A. This effect is independent of the cancer type and highly reproducible. As would be expected, the amount of the vinblastine seen in the plasma when given intratumorally was less than 5% of the blood concentrations had the drug been given intravenously. Our two highest average doses of INT230-6 were 118 mL and 80 mL. These dose volumes contain 11.8 and 8 mg of vinblastine sulfate and result in 9 and 6.8 nanograms per mL of vinblastine in blood plasma, respectively, at one hour post-dose.
At six hours post-dose, the amount dropped to about 3 and 2.2 nanograms per mL. Publications show the plasma concentration of a standard dose of vinblastine sulfate (6.5 mg for an average sized person) can be estimated. Based on pharmacokinetic studies of vinblastine in the literature (Links, M., Cancer Investigation Volume 17, 1999 – issue 7479-485), we estimated a vinblastine plasma level of 240 ng/mL at 6 hours for an IV dose of approximately 5.1 mg. Comparing our blood plasma concentration profile for vinblastine at various doses to the data from the Links cancer investigation indicates that >95% to 99% of the drug remained or degraded in the tumor post injection depending on the dose.
Cisplatin degraded rapidly. Measures of platinum metal are used in lieu of cisplatin for PK analysis as shown in Figure 10 Panel B. This drug retention in the tumor spares the patient the debilitating side effects of circulating drug. Indeed, the low observed plasma levels of the potent agents following INT230-6 dosing correlates with the low grade of side effects observed. Thus, IT dosing INT230-6 compares favorably to the toxicities normally associated with cisplatin and vinblastine sulfate when given intravenously at comparable doses.
Figure 10 — Free vinblastine levels and platinum metal in blood plasma over time for intratumorally administered INT230-6.
Cytotoxic components in INT230-6 have minimal systemic exposure and short half-life. Most of the active drug remains in the tumor as a result INT230-6 appears to have favorable safety data to date.
Efficacy in Metastatic Disease
A standard way to measure how well a cancer patient responds to treatment is to see whether tumors shrink, stay the same, or grow larger. Efficacy assessments of changes in tumor size in clinical trials are typically conducted using standardized oncology response criteria, for example, Response Evaluation Criteria in Solid Tumors (“RECIST”) or its newer version 1.1 (RECIST 1.1). There are additional guidelines for immunotherapeutic trials (“iRECIST”). These criteria measure changes in the longest diameter of tumors to assess drug response. An increase in the longest diameter of > 20% is considered progressive disease. The rationale is that tumors should generally become smaller. The main benefit of iRECIST is to afford physicians the opportunity to confirm progression with a follow-up scan of the tumors 1 to 2 months later. However, both RECIST 1.1 and iRECIST criteria were designed only to assess response to systemic therapies.
Our IT-01 Study initially used RECIST 1.1, and subsequently, iRECIST methods for determining the efficacy of INT230-6. INT230-6 induced tumor regression in both injected and non-injected lesions in several patients. However, when using our drug, tumors often increased in the longest diameter prior to shrinking, which we attribute to three factors. The first is high absorption by the tumor of our drug. Prior to the first efficacy scan, during the first two months (after 5 sessions) of INT230-6 treatment, patients would have received depending on the cohort a dose volume of drug injected into the tumor equivalent to 25% to 250% of the tumor’s volume. The second factor is an infiltration of immune cells into the tumor that can increase the longest diameter. Finally, tumors can become cystic. We have reported these data at major medical conferences (ASCO 2021, 2022, 2023, CTOS 2022, 2023) to indicate that RECIST methodology may be an inaccurate measure of clinical benefit for intratumoral INT230-6.
Tumor Death (Necrosis)
Cisplatin causes apoptotic cell death leading to necrotic tissue, and vinblastine sulfate destroys tubulin, which is needed for cell replication. Investigators report significant necrosis (dead tissue as evidenced by reduced contrast uptake in the CT image) in many injected tumors including adrenocortical, breast, chordoma, colon, head and neck, lung, sarcoma and squamous cell. Figure 11 below is an example of a squamous cell tumor that became necrotic by the 2-month scan. The darker contrast of the tumors indicated that significant necrosis of the tumor occurred following treatment.
Figure 11 — Images showing that INT230-6 induces tumor necrosis (death) in the injected tumors.

The patient in these images had a two sarcoma tumors at the base of his spine. The first was 6.15cm in longest diameter, and the second was 14.4cm. His cancer continued to progress after 2 surgeries, radiation, chemotherapy, and immunotherapy (PD-1 antibody). The patient enrolled in our study in March 2018. This subject received multiple intratumoral injections over several years. In the baseline scan shown in the left panel, there is significant uptake of a contrast agent that shows dense, live, active cancer. The first two scans showed a significant increase in size; however, there was evidence of necrosis and cyst formation. By the third scans on October 30, 2018, there was a decrease in tumor size, significant necrosis (lack of contrast) and inflammation observed (right panel). This patient was alive at the end of the study in 2023 without visibly active cancer.
Abscopal Effects
In the IT-01 Study, several subjects showed tumor size reduction of non-injected lesions in lymph nodes, liver, lung, perineum, and retroperitoneal areas (i.e. abscopal effects to visceral lesions). Shrinkage of uninjected bystander tumors (abscopal effects) was observed in tracked tumors in patients injected with IT INT230-6. Most patients (90%) with an abscopal response were dosed at ≥40% of their TTB (9/48 [19%]). In addition, 36% of patients with sarcoma dosed at >40% of their TTB had an abscopal effect; however, these rates may be underestimated, as not all tumors were measured per RECIST 1.1 and uninjected tumors (<1 cm) were not recorded. The maximum reduction from baseline in tracked tumor diameters ranged from 2% to 37.5% . Figure 12 below shows uninjected tumor diameter changes over time of patients with confirmed reports of abscopal effects.

Figure 12 — Maximum change in longest diameter of uninjected tumors over time (abscopal effects) monotherapy subjects only.

Abscopal effects have been observed in ten patients after IT administration of INT230-6. Of these, nine patients were dosed at ≥40% of their total tumor burden.
Tumor Diameter and Corresponding Volume
For injected tumors, changes in longest diameter often do not correlate with changes in volume. Dosing is completed just prior to their first scan when the increase in tumor diameter is most likely to be highest. As noted above, RECIST measurements of whether a patient’s cancer is stable, decreasing or progressing are based on the changes in the tumor’s longest diameter. An increase in longest diameter above a threshold would indicate progression. In Figure 13, the graph on the left shows the change in individual tumors’ longest diameter over time. The graph on the right shows the same tumor’s volume over time. Tumors in many patients treated with INT230-6 can show an increase or no change in longest diameter with a decrease of the corresponding tumor’s volume. There is also a much greater volume decrease than expected for the slight decrease in longest diameter. In some cases, tumors can become cystic, which on imaging looks like a large increase. The increase in size was seen on scans until cystic tumors were drained. These data provide further evidence that RECIST may not be a good indication of efficacy for INT230-6.

Figure 13 — Chart showing that use of INT230-6 may increase tumor’s longest diameter while decreasing the tumor’s volume (sarcoma patients only).
In the left figure each color represents the change in diameters of an individual patient’s group of tumors. In the right figure the same color represents that same patient’s change in tumor volumes.
Visualizing a change in 3 dimensions also shows the limitations of using RECIST methods for determining efficacy for intratumoral INT230-6.
We believe that RECIST measurements (longest diameter) are inappropriate to capture efficacy with INT230-6. As a result, overall survival, the FDA’s gold standard efficacy endpoint, is a better measure of INT230-6’s performance in metastatic cancer. Determination of progression will be using density measured criteria.

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
In our prior studies, we collected tumor tissue before and after dosing of our drug candidate from patients injected tumors. We analyzed for live and dead cancer cells (referred to as necrotic cells). Our data shows that our drug candidate can kill cancer cells over a few days to a few weeks and activate an immune response. We have observed these effects in multiple cancer types.
In the IT-01 Study, INT230-6 injections were conducted on the first treatment cycle’s first day (“C1D0”) and on the fourteenth day (“C1D14”). Pre and post-dose biopsies from the same injected tumor were obtained on C1D0 and again 28 days later just prior to the 3rd dose on the first day of the second treatment cycle (“C2D0”). To determine the percentage of viable tumor cells and necrotic (dead) cancer cells pre and post two treatments, we conducted analysis on the collected tissue following hematoxylin and eosin (“H&E”) staining. H&E tissue analysis helps identify different types of cells and provides important information about the pattern, shape, and structure of cells in a tissue sample.
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

Reduction of Live Cancer Observed in Breast Cancer
Figure 14 shows the reduction of live cancer cell tissue taken from a metastatic breast cancer patient from the IT-01 Study pre and post-dosing of INT230-6. The pre-dose C1D0 samples stained positive (dark purple) indicating significant amounts of cancer throughout the sample. However, 28 days later C2D0, there was almost no cancer observed in the collected biopsy tissue. Magnification is 400µ.
Figure 14 — Images from match pair biopsied tissue samples pre and post two INT230-6 injections:
Immune Response in Breast Cancer
INT230-6 causes an influx of immune cells into the tumor mice. The images below from a breast cancer patient confirm that this effect occurs in humans. Applying a special set of stains to the biopsied tissue enables the measurement of immune cells inside the tumor. We observe infiltrating immune cells in the tumor. In Figure 15 (below) the first panel (Image A) shows extensive cancer (blue color) (DAPI) and a marker of live and proliferating cancer. The green and yellow colors represent immune cells. The second panel (Image B) shows that 28 days after two doses there is a markedly reduced amount of live cancer (less blue stain). In addition, the green/yellow stained cells, representing CD4 and CD8 T-cells, are increased throughout the entire tissue.
Figure 15 — IHC Staining of breast cancer tissue for immune cell infiltration pre- and post-dosing of INT230-6
Reduction of Live Cancer Observed in Sarcoma
As was seen with breast cancer and multiple other tumor types, there were substantial reductions of cancer in the biopsies pre- and post-dosing. As shown in Figure 16. Image A is the stained tissue sample (pre-dose) that shows significant cancer (dark purple cells) throughout the tissue sample. Image B is the stained tissue sample taken on day 28 after two doses of INT230-6 (day 0 and day 14) that shows significant reduction in the live cancer (Magnification 3.7x).

Figure 16 — Images from match pair biopsied soft tissue sarcoma subject 010-001 pre- and post-two INT230-6 injections

Image A	Image B
Immune Response in Sarcoma
We also measured DAPI and activated T-cells from a sarcoma tumor. The results again confirm that for this non-immunogenic tumor type, there is also a substantial reduction of cancer cells as seen by the decrease in the marker post INT230-6 treatment. Figure 17 shows the influx into the tumor of CD4 and CD8 T-cells at 28 days following the first dose.
Figure 17 — Staining of biopsied sarcoma tumor tissue pre and post dosing of INT230-6

Image A - Pre-dose	Image B - Post-dose
The results of the H&E analysis and the multiplex IHC staining show substantial cancer cell reduction, decreases in proliferation, and increased immune infiltration after INT230-6 treatment. The totality of the data indicate the drug has the ability to kill cancer and increase the immune response in sarcomas.
Immune Cell Activation
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
Each bar represents a patient and demonstrates the immune cell abundance in a specific patient, the left panel is the baseline cell population and the right panel is the post INT230-6 treatment. There was a relative increase in abundance of CD4 T naïve (light green) and NK cells (darker green) in the majority of patients post treatment.
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
Preclinical and clinical trials for drug products
Before testing any drug in humans, the product candidate must undergo rigorous preclinical, or nonclinical, testing. Preclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. In December 2022, Congress amended the FDCA to specify that nonclinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies as well as the U.S. Department of Agriculture’s Animal Welfare Act, if applicable.
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
The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. For cancer patients, Phase 1 usually involves patients whose cancer has progressed following all approved therapies for that particular cancer.
Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Some clinical trials also include oversight by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may recommend that the sponsor halt the clinical trial if the data safety monitoring board determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.
There also are requirements governing the reporting of certain ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including trial results, must be submitted to the NIH within specific timeframes for publication on the ClinicalTrials.gov data registry. Sponsors of clinical trials registered with the NIH are obligated to disclose the results of such trials, but such disclosure can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical trial or to submit trial results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. Both the NIH and the FDA have brought enforcement actions against clinical trial sponsors that fail to comply with such requirements.

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
•Phase 2 — This phase typically involves administration of the investigational product to a limited patient population with a specified disease or condition to identify possible adverse side effects and safety risks, preliminarily evaluate the efficacy, and to determine dosage tolerance, optimal dosages and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
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
A pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need. In December 2022, Congress amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.
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
NDA Submission and Review by the FDA
Assuming successful completion of all required clinical testing in accordance with applicable regulatory requirements, detailed information on the product candidate is submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug product may be marketed in the United States.
In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA, for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new clinically active component, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within sixty days after an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the pivotal clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs. The FDA may, on its own initiative or at the sponsor’s request, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adult populations, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, PREA does not apply to any drug product for an indication for which orphan designation has been granted.
The FDA reviews all submitted NDAs to ensure that they are sufficiently complete for substantive review before it accepts them for filing, and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. If the FDA refuses to file the NDA and requests additional information, the application must be resubmitted with the requested information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the proposed indication and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA and respond to the applicant, and six months from the filing date of an original NDA if granted priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification and the sponsor’s process to respond to such inquiries. As a result, the NDA review process can be quite lengthy.
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
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA will issue either an approval letter or a Complete Response Letter (“CRL”). A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL will usually describe all of the deficiencies that the FDA has identified in the NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. In September 2025, the FDA began publishing CRLs, with trade secret and confidential commercial information redacted, soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing CRLs with approval documentation after the product is approved. However, even with submission of the additional information requested in the CRL, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
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
Fast Track, Breakthrough Therapy, Priority Review and Commissioner’s National Priority Voucher
The FDA maintains several programs designed to facilitate and expedite development and review of certain new drugs that are intended for the treatment of serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs or represent a significant improvement over existing therapies. These programs include fast track designation, breakthrough therapy designation, priority review, and the Commissioner’s National Priority Voucher program.
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
The FDA may grant priority review to a product candidate intended to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness over existing therapies. The FDA determines at the time that the NDA is submitted, on a case-by-case basis, whether the proposed drug product represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on an NDA from ten months to six months for an original application from the date of filing.
In 2025, the FDA created a new pilot program called the Commissioner’s National Priority Voucher (“CNPV”) with the goal of radically expediting the drug and biological product review and approval process. The agency may award a CNPV to a company or a specific product candidate that demonstrates alignment with certain national health priorities. The FDA aims to take action on a marketing application for which a CNPV is used within one to two months after the filing date.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decided that the time period for FDA review or approval will not be shortened. Furthermore, none of these programs changes the scientific or medical standards for approval or the quality of evidence necessary to support approval and may not ultimately expedite the development or review process.
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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to establish the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. Congress amended the FDCA in December 2022 to provide FDA with additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under the amendments, FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act (“DSCSA”), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers. The DSCSA also replaced certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme, requiring uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Orphan Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan drug designation (“ODD”) to a drug intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting an NDA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.
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
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, negotiations on the next FDA user fee reauthorization package began in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
The containment of healthcare costs has become a priority of federal and state governments, and the prices of therapeutics have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic and biosimilar products for branded prescription medicines, respectively. In recent years, the U.S. Congress has considered reductions in Medicare and Medicaid reimbursement levels, including for medicines administered by physicians. The Centers for

Medicare and Medicaid Services (CMS), also has authority to revise reimbursement rates and to implement coverage restrictions for most drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products we may market in the future. While Medicare regulations apply only to pharmaceutical benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors. Furthermore, recent U.S. federal actions include initiatives incorporating “most favored nation” (international reference pricing) concepts for certain prescription drugs, as well as agency testing of new payment models that could tie Medicare reimbursement or manufacturer rebates to prices in specified reference countries.
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
Additionally, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) and includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act was enacted to address the concern articulated by both the FDA and others in the industry that some brand manufacturers had improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples of an RLD to conduct certain comparative testing required by the FDA, some attributed the inability to timely obtain such samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.
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
In August 2022, the Inflation Reduction Act of 2022, or the IRA, became law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities announcing the first round of negotiated “maximum fair” prices for the first 10 drug products in August 2024, which will become applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025, and CMS published the next group of drug products selected for negotiation in January 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of December 2025, the Trump Administration secured deals with five major drug manufacturers to offer certain drugs at most-favored-nation prices.
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (“PDABs”). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (“UPLs”) on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. Furthermore, in December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements.
In mid-2022, the FTC launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that also appear to be contributing to additional federal and state legislative and regulatory proposals, as well as enforcement action and private litigation, targeting PBM operations, pharmacy networks, and financial arrangements. In February 2026, President Trump signed into law several PBM regulatory reforms as part of a federal budget package, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The Department of Labor (“DOL”) also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under the Employment Retirement Income Security Act (“ERISA”). If finalized as proposed, the DOL rule would also allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. Additional proposals and legislative changes aimed at PBMs and their business practices are likely to continue to be introduced and considered in Congress and by executive agencies. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.
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
Compliance with Other Federal and State Laws or Requirements; Changing Legal Requirements
If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to which we may be subject.
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
•Centralized procedure — If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opinion of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a marketing authorization application under the accelerated assessment procedure is 150 days, excluding clock stops.
•National authorization procedures — There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:
◦Decentralized procedure — Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.
◦Mutual recognition procedure — In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.
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
In April 2023 the European Commission issued a legislative proposal to revise and replace the existing general pharmaceutical legislation, which was subsequently finalized and adopted in December 2025. The revisions will significantly change several aspects of drug development and approval in the EU.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.
In 2014, the Clinical Trials Regulation, (EU) No 536/2014 (“Clinical Trials Regulation”) was adopted, and it became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, as it repealed the Clinical Trials Directive 2001/20/EC, which previously governed the application process to obtain authorization for and the performance of clinical trials in the EU. The Clinical Trials Regulation was adopted to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the Clinical Trials Information System (“CTIS”), a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part 1 is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part 2 is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines are defined by the Clinical Trials Regulation.
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
Competition
The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immune-oncology therapies for the treatment of cancer. There are other companies working to develop new drugs, immunotherapies and other approaches for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immune-based treatments for cancer include Amgen, AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Inc., Merck & Co., Merck KGA, Novartis, Pfizer Regeneron and Roche (Genentech, Inc.) In addition, other companies have oncology divisions including large companies such as Eli Lilly and GlaxoSmithKline and several smaller midsize organizations.
Some of the products and therapies developed by our competitors are based on scientific approaches that are similar to our approach, including with respect to the use of intratumoral delivery or activation of the immune system (Amgen). Other competitive products and therapies are based on entirely different approaches. We are aware that Replimune Group, Inc., Amgen Inc., ImmVira Co., Ltd., IconOVir Bio, Inc., and FerGene, Inc., among others, are developing immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
Intellectual Property
We have a robust intellectual property position with 19 issued patents (with 4 of such patents being issued in the U.S.). We have the ability to enforce our patent claims in 41 countries including the U.S. and all external major pharmaceutical markets.

Our four United States Patent and Trademark Office (“PTO”) issued patents are as follows; (i) US Patent Number 9,351,997 is directed to a method of treating cancer, with a registration date of May 31, 2016 and an expiration date of December 6, 2033, (ii) US Patent Number 9,636,406 is directed to a method of treating cancer, with a registration date of May 2, 2017 and an expiration date of September 15, 2033, (iii) US Patent Number 10,888,618 is directed to a method of treating cancer, with a registration date of January 12, 2021 and an expiration date of September 15, 2033, and (iv) US Patent Number 12,496,345 is directed to a method of treating cancer and an intratumoral formulation, with a registration date of December 16, 2025 and an expiration date of September 15, 2033.
We are prosecuting patents in every major market and have been granted patents in Australia, Brazil, Canada, China, 27 European countries (Austria, Belgium, Cyprus, Czech Republic, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Macedonia, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), India, Israel, Japan, Macau, Mexico, Russia, Singapore, South Africa and South Korea.
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
Employees and Human Capital Resources
As of March 1, 2026, we had sixteen employees and contractors, including one with an M.D. and one with a Ph.D. degree, consisting of two part-time and five full-time employees, and nine contractors. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.
Employee levels are managed to align with the pace of our business and management believes that it has sufficient human capital to operate its business successfully.
Talent Attraction and Engagement
Our talent attraction strategy includes utilizing employee referrals and networks, with a generous referral award, and job boards. We retain our talent through open and honest communication. Leadership is accessible to all levels of the organization. Feedback is encouraged through formal surveys, regular employee check-ins, and the opportunity to provide anonymous suggestions. We continuously seek to improve, and we remain nimble in our ability to implement suggestions that will further benefit our employees. Employees know they have a real opportunity to be heard and to affect our business and culture.
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

In addition to salaries, we offer dynamic competitive compensation programs that are in line with our peers and industry. To reward employee contributions and enable them to share in our success, all employees receive generous and attainable incentive compensation beyond their base salary and equity compensation opportunities. We offer a 401(k) with employer match, employer-subsidized insurance benefits which are both robust and cost effective, flexible spending accounts, and employee assistance programs, among many other employee benefits. Recognizing the importance of work/life balance, employees are not limited to a predetermined number of vacation days, and we offer employees an above average number of paid holidays. We offer company-paid family leave and all employees receive full incentive compensation during approved leaves of absence.
We maintain pay equity in the U.S. for women and men and people of all races for employees performing similar work.
Health and Wellness
The success of our business is fundamentally connected to the well-being of our people. We strive to provide a work environment where our employees feel safe and are comfortable working and receive support.
Understanding and valuing the importance of work-life balance, we have maintained a flexible work from home arrangement, leaving it to employees to determine a schedule that best fits their individual needs. We keep meeting times and deadlines within regular business hours and evaluate workloads to ensure even distribution and balance. For those who choose to come into our offices, we have created spaces that foster social engagement and sponsor reoccurring onsite events. Employee mental health is a top company priority, and we promote dialogue to ensure that employees feel supported. We advise employees to regularly take PTO, facilitate workshops promoting personal well-being, provide extensive subsidized health benefits, including access to mental health resources, and provide for gym reimbursement.
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
•The report of our independent registered public accounting firm for the year ended December 31, 2025 contains a statement with respect to substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations and negative cash flows from operations.
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
•Sales of our common stock under our at-the-market offering sales agreement may result in significant dilution to our existing stockholders.
•We may not satisfy the Nasdaq Capital Market’s requirements for continued listing of our common stock. If we cannot satisfy these requirements, the Nasdaq Capital Market could delist our common stock.
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
To date, we have financed our operations primarily through an initial investment from our founder and the issuance and sale of Common Stock, our convertible preferred stock and convertible debt notes, to outside investors in private and public equity financings. As of December 31, 2025, our cash and cash equivalents were $11.9 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $78.4 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, we reported net losses of $11.6 million and $16.3 million, respectively.
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
The report of our independent registered public accounting firm for the year ended December 31, 2025 included herein contains an explanatory paragraph concurring with management’s assessment indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations and negative cash flows from operations. We do not have a history of earnings and, as a result, substantial doubt exists about our ability to continue as a going concern. Further, based on the cash and cash equivalents as of December 31, 2025, we only have sufficient cash to continue with our business plan into the second quarter of 2027.
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
We have initiated a global Phase 3 trial in sarcoma, and have received authorizations from several regulatory authorities to conduct the study, we have never completed a phase 3 registration study. There are inherent risks involved in the conduct of a global Phase 3 trial that can be beyond our control. We also have initiated a randomized controlled Phase 2 study in presurgical triple negative breast cancer. It may take several years to complete the testing of our product candidates and technology for the indications for which we wish to obtain approval. Over 210 patients have been enrolled in our clinical trials through March 1, 2025. Failure or delay can occur at any stage of development, for many reasons, including:

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
Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. Additionally, the next FDA user fee reauthorization package entered stakeholder negotiations in mid-2025, and any agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.
In addition, disruptions at the FDA and other agencies may slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough critical employees and stop critical activities. Government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions.
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
The development and approval process in the United States may take many years, require substantial resources, and may never lead to the approval of any of our product candidates by the FDA for use in the United States. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from adequate and well-controlled clinical trials of the relevant drug in the relevant patient population. In certain cases, the agency may determine that confirmatory post-market evidence is needed to establish effectiveness and support full approval for the target indication. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and biopharmaceutical industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as therapeutic products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of INT230-6 or any of our other product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:
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

We will likely need to obtain separate regulatory approvals for each product that uses our technology with single or multiple therapeutic agents that we intend to market. All the manufacturing facilities used to manufacture components or assemble our product candidates must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication to establish to the FDA’s satisfaction that the manufacturing facilities and processes are sufficient to assure the product’s safety, efficacy, identity, strength, quality, and purity for each intended use. The preclinical testing and clinical trials of any products using our technology with any therapeutic agent or compound we use must comply with applicable regulations of the FDA and other federal, state, and local government authorities in the United States. Clinical development is a long, expensive, and uncertain process and is subject to delays. We may encounter delays or rejections for various reasons, including our inability to enroll enough patients to complete our clinical trials. Moreover, approval policies or regulations may change. If we do not obtain and maintain regulatory approval for our system and our use of therapeutic agents, our results of operations will be harmed.
Failure to obtain, or delay in obtaining, regulatory approvals would likely have a material adverse effect on our business, financial condition and results of operations.
During its development, our product candidates and technology will be subject to extensive and rigorous government regulation by the FDA and possibly other foreign regulatory agencies. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical and medical device products. Failure to comply with FDA and other applicable regulatory requirements, either before or after product approval, may subject us to administrative or judicially imposed sanctions.
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
The regulatory review and approval process is lengthy, expensive, and inherently uncertain. As part of PDUFA, the FDA has a goal to review and act on most submissions in a given time frame. The general review goal for a drug application is 10 to 12 months for a standard application and six months for a priority review application. The FDA’s review goals are subject to change and it is unknown whether the review of an NDA filing for any of our product candidates will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other NDAs that are submitted to the FDA around the same time. The development and approval process may take many years, require substantial resources, and may never lead to the approval of a product. Failure to obtain or delays in obtaining regulatory approvals may:
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
Even though the FDA granted INT230-6 orphan drug designation in June 2022, and even if we are granted orphan drug designations in the United States for any of our product candidates, there can be no guarantee that we will maintain orphan status for these product candidates or receive approval for any product candidate with an orphan drug designation.
Subject to receiving approval from the FDA of an NDA or Biologics License Application, products granted orphan drug designation are provided with seven years of orphan marketing exclusivity in the United States, meaning the FDA generally will not approve applications for other product candidates for the same orphan indication that contain the same active ingredient.
We are not guaranteed to maintain or receive orphan designation for our current or future product candidates, and if our product candidates that were granted orphan designation were to lose their status as an orphan drug or the orphan marketing exclusivity provided to it in the United States, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the sole basis of orphan drug status. In addition, orphan exclusivity does not block the approval of a different drug or biologic for the same rare disease or condition, nor does it block the approval of the same drug or biologic for different conditions. Even if we are the first to obtain approval of an orphan product candidate and are granted exclusivity in the United States, there are circumstances under which a later competitor product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or if we are not able to provide a sufficient quantity of the orphan drug.
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
We and our contracted service providers are required to comply with applicable GLP regulations for nonclinical studies and GCP regulations for clinical trials. GLP and GCP requirements applicable to any of our product candidates that are in preclinical and clinical development in the United States are set forth in FDA regulations and guidelines. Similar requirements are described in guidelines produced by the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) and are applicable and enforced in certain jurisdictions, such as the EU, and many other countries and jurisdictions have established similar requirements applicable to preclinical studies and clinical trials. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on our contracted CROs, investigators, laboratory facilities, and trial sites to conduct preclinical studies or clinical trials in compliance with applicable regulations, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our contracted service providers fail to comply with applicable regulations, the data generated in our preclinical studies or clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our contracted service providers fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process
Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:
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
There may be significant delays in obtaining coverage for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to pay all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and payment is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate payment are critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Moreover, eligibility for coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could adversely affect our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
Further, there have been, and may continue to be, legislative and regulatory proposals at the U.S. federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of healthcare. The continuing efforts of the government, insurance companies, managed care organizations and other third-party payors to contain or reduce costs of healthcare may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our products that obtain marketing approval, which may adversely affect our future profitability. Recent U.S. federal actions include initiatives incorporating “most favored nation” (international reference pricing) concepts for certain prescription drugs, as well as agency testing of new payment models that could tie Medicare reimbursement or manufacturer rebates to prices in specified reference countries.
In addition, the Inflation Reduction Act of 2022 (the “IRA”) includes multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation, a calculation that is based on the specific product and is dependent on the volume of the product that is paid for by Medicare Parts B or D. In accordance with the IRA, CMS has begun negotiating drug prices for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures.
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
Our product candidate is comprised of three key ingredients, the excipient (referred to as “SHAO”) and two active, commercially available pharmaceutical ingredients cisplatin and vinblastine sulfate. Currently each of the three ingredients and our product candidate are single sourced. While we are aware of other suppliers for the two active ingredients, those suppliers have not been qualified as yet. We also have identified other producers of both the SHAO excipient and the finished product candidate. We manufacture SHAO using Curia in Albany, New York and the INT230-6 drug product at Curia in Glasgow, Scotland. We have only qualified Curia to produce SHAO and INT230-6 at this time. We control the manufacturing processes for SHAO and INT230-6, and we have all information on the production of the molecule and product candidate; however, it would take several months to qualify a new supplier or suppliers. We purchase the cisplatin from Veranova in West Deptford, New Jersey. Veranova is the developer of cisplatin and one of the world’s largest producers of cisplatin. We have only qualified Veranova as a supplier of cisplatin for our product candidate. We purchase vinblastine sulfate from Minakem located in Mont-Saint-Guibert, Belgium. We have only qualified Minakem as a supplier of our vinblastine sulfate for our product candidate. It would take several months to qualify new vendors for cisplatin and vinblastine sulfate.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates for which we obtain marketing approval. Such laws include, among others: the federal Anti-Kickback Statute, the federal false claims laws, including the False Claims Act, HIPAA, as amended by HITECH, and their implementing regulations, the federal Physician Payments Sunshine Act, federal consumer protection and unfair competition laws and analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices. For additional information regarding the regulatory regime under which we operate, see “Business — Government Regulation.”
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
All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 without any substantive policy changes, and the next reauthorization must occur by the end of September 2027.
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
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (“PDABs”). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (“UPLs”) on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In mid-2022, the Federal Trade Commission also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and Januray 2025, that also appear to be contributing to additional federal and state legislative and regulatory proposals, as well as enforcement action and private litigation, targeting PBM operations, pharmacy networks, and financial arrangements. In February 2026, several PBM regulatory reforms became law as part of a federal budget package, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The DOL also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under ERISA and would allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.
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
We have four U.S. patents and 15 foreign patents, including one European patent validated in 27 countries. We have registered trademarks and know-how. While we have patents and filed patent applications covering composition of matter, use and methods, only 19 patents have issued. Due to the uncertainty of the patent prosecution process, there are no guarantees that our pending patent applications or any future applications will result in the issuance of a patent. Even if we are successful in obtaining more U.S. patents and new patents in other countries, there is no assurance that our patents will be upheld if later challenged or will provide significant protection or commercial advantage. For example, given the uncertain situation in Eastern Europe, we cannot assure that our Russian patent will not be lost, given that payments necessary to maintain the patent may be unavailable in future years without the risk of international sanctions. Because of the length of time and expense associated with bringing new medical drugs and devices to the market, the healthcare industry has traditionally placed considerable emphasis on patent and trade secret protection for significant new technologies. Other parties may challenge our patents, patent claims or patent applications licensed or issued to us or may design around technologies we have patented, licensed or developed.
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
As a result of this volatility, you may not be able to sell your Common Stock at or above your purchase price.

Global, market and economic conditions may negatively impact our business, financial condition and share price.
The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from public health crises such as a pandemic or ongoing political disruption such as the war between Ukraine and Russia and the ongoing conflicts in the Middle East could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.
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
Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the United States. On April 2, 2025, a universal 10% tariff on all United States imports was announced, with higher tariffs ranging from 11% to 50% on imports from 57 countries, effective August 7, 2025. Tariff rates have since fluctuated as a result of bilateral negotiations and legal challenges, and product-specific tariffs have also been implemented. On February 20, 2026, the U.S. Supreme Court ruled against the Trump administration’s use of tariffs under the International Emergency Economic Powers Act (the “IEEPA”), and U.S. Customs and Border Protection halted collections of IEEPA tariffs on February 24, 2026. However, the decision creates uncertainty related to various aspects of the tariffs previously collected under the IEEPA, including whether, and if so, how, companies may be able to recover any portion of IEEPA tariffs previously paid. Additionally, in response to the U.S. Supreme Court ruling, the Trump administration imposed a new worldwide tariff effective for 150 days from February 24, 2026. These ongoing measures have led to retaliatory tariffs from affected countries and have contributed to increased trade tensions and economic uncertainty. Political tensions as a result of such trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
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
If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”), will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash and cash equivalents, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in the Middle East, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.
Sales of our common stock under our at-the-market offering sales agreement may result in significant dilution to our existing stockholders.
We have entered into an at-the-market offering sales agreement with H.C. Wainwright & Co., LLC pursuant to which we may offer and sell shares of our common stock from time to time through an “at-the-market” equity offering program. Sales of shares under this program may be made at prevailing market prices or at negotiated prices and will be made in amounts and at times determined by us. The issuance and sale of shares under the ATM program will result in dilution to our existing stockholders. To the extent that we sell additional shares of our common stock under the sales agreement, the ownership interest of our existing stockholders will be diluted, and the per-share value of our common stock may decline. The degree of dilution will depend on the number of shares sold, the sales price per share, and the net proceeds we receive. Because shares may be sold at various times and prices, investors purchasing shares in the ATM offering may experience dilution, and existing stockholders may experience further dilution if and when additional shares are issued. In addition, the actual number of shares that we may issue under the ATM program is uncertain and could be substantial, subject to the terms of the agreement and applicable regulatory limitations. The sale of a substantial number of shares, or the perception that such sales may occur, could adversely affect the market price of our common stock.

Sales of a substantial number of shares of our Common Stock by our existing stockholders in the public market could cause our stock price to fall.
As of March 26, 2026, we have a total of 2,540,518 shares of Common Stock outstanding. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline.
We may not satisfy the Nasdaq Capital Market’s requirements for continued listing of our common stock. If we cannot satisfy these requirements, the Nasdaq Capital Market could delist our common stock.
Our common stock is listed on the Nasdaq Capital Market under the symbol “INTS.” To continue to be listed on the Nasdaq Capital Market, we are required to satisfy a number of conditions. As previously disclosed, on May 19, 2025, we received notice from the staff of the Nasdaq Stock Market that we were not in compliance with the minimum stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b)(1), and on June 6, 2025, we received a separate notice that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). On August 8, 2025, we received a letter from Nasdaq stating that based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the Staff had determined that we complied with the minimum stockholders’ equity requirement. With respect to compliance with the $1.00 minimum bid price requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a grace period of 180 calendar days, or until December 3, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On December 4, 2025, we received a second letter from Nasdaq stating that we were eligible for an additional 180 calendar days, or until June 1, 2026, to regain compliance with the minimum bid price requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). On March 5, 2026, Nasdaq confirmed that we had regained compliance with the minimum bid price requirement.
We cannot assure you that we will be able to satisfy the Nasdaq Capital Market listing requirements in the future. Our failure to regain compliance with any Nasdaq Listing Rules could result in delisting. If we are delisted from the Nasdaq Capital Market, trading in our shares of common stock may be conducted, if available, on the OTC Market or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.
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
As of December 31, 2025, we had $52.8 million in both Federal and State net operating loss (“NOL”) carryforwards. The Internal Revenue Code (the “IRC”) contains limitations on the use of net operating loss carryforwards after the occurrence of substantial ownership changes as defined by IRC Section 382. Utilization of such operating loss carryforwards may be limited if such capital raises are determined to be a change in ownership under IRC Section 382. We have not completed an analysis under Section 382 of the Code.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our Common Stock is currently listed on the Nasdaq under the symbol “INTS.” On March 26, 2026, the closing price of our Common Stock, as reported by the Nasdaq was $6.11 per share and we had approximately 31 record holders of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our Common Stock.
Dividend Policy
We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Common Stock in the foreseeable future.
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
Our Clinical Programs
In 2017, we initiated the IT-01 Study, a Phase 1/2 dose escalation study using INT230-6 in the United States under an IND authorized by the FDA and in Canada under a CTA approved by Health Canada. The study tested the safety and efficacy of INT230-6 in patients with refractory or metastatic cancers, and enrolled 110 patients in three arms: (i) INT230-6 used as a monotherapy, (ii) INT230-6 in combination with Merck’s Keytruda® (pembrolizumab), and (iii) INT230-6 in combination with BMS’s Yervoy® (ipilimumab). We completed enrollment of the IT-01 Study in June 2022, locked the IT-01 Study database in February 2023 and finalized the clinical study report in September 2023. We delivered the combination-specific reports and other information to our partners in the fourth quarter of 2023.
In 2021, we initiated the INVINCIBLE-2 Study, a Phase 2 randomized study that tested INT230-6 as a monotherapy treatment in early-stage breast cancer for patients not suitable for presurgical chemotherapy. The study enrolled 91 subjects and the database was locked in November 2023. The key endpoint was whether INT230-6 could reduce a patient’s cancer compared to no treatment, which is the current SOC for the majority of patients with early-stage breast cancer, or a saline injection. Substantial reduction of cancer presurgically in aggressive forms of cancer has been shown to correlate with delaying disease recurrence. The key endpoints of the INVINCIBLE 2 Study were to understand the percentage of necrosis that can be achieved in tumors of varying sizes for a given dose, especially for tumors larger than 2 centimeters in longest diameter. We also sought to determine whether a local or whole-body anti-cancer immune response could be induced. The INVINCIBLE-2 Study demonstrated a high order of necrosis in presurgical breast cancer tumors in the period from diagnosis to surgery, with some patients experiencing greater than 95% necrosis of the tumor. Data from the INVINCIBLE-2 Study demonstrated that INT230-6 had a favorable safety profile. There was also an increase of certain types of immune cells (CD4+ and NK T-cells) in the tumor and blood. Additionally, there was an increase in the T-cells repertoire relative to control.
In July 2024, we initiated and dosed our first patient in the INVINCIBLE-3 Study, a Phase 3 open-label, randomized study testing INT230-6 as a monotherapy compared to the SOC drugs in second-and third-line treatment for certain soft tissue sarcoma subtypes. This 333-patient study with an endpoint of overall survival has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutic Goods Administration. In March 2025, we paused new site activations and patient enrollments due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations to reduce ongoing costs during this pause. Once sufficient funding is obtained, we plan to restart site activations and patient enrollment in the INVINCIBLE-3 Study.
In October 2024, in collaboration with the Swiss Cancer Group, formerly the Swiss Cancer Group for Clinical Cancer Research (SAKK), we initiated and dosed our first patient in the INVINCIBLE-4 Study, a Phase 2 study to treat patients with localized TNBC. The endpoint is the change in the pathological complete response rate for the combination compared to the SOC alone. In September 2025, we paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6 in Cohort A due to some patients in Cohort A experiencing localized skin irritation near the tumor site. In March 2026, a protocol amendment was submitted to the Swissmedic and the Swiss Ethics Committee to use a lower drug volume per tumor volume ratio and a single injection of INT230-6. Full approval to resume enrollment was granted on March 26, 2026, and we plan to resume enrollment in the second quarter of 2026. We are currently targeting to complete enrollment by the end of 2027 and will likely add resources to help sites enroll new patients. In the event we are unable to obtain sufficient additional funding, we may have to delay the completion of the INVINCIBLE-4 Study until such funding is obtained.
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
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through net proceeds received from issuances of our Common Stock, preferred stock and convertible notes. As of December 31, 2025, we had approximately $11.9 million of cash and cash equivalents. Since our inception, we have incurred significant operating losses. We incurred net losses of $11.6 million and $16.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of approximately $78.4 million and $66.8 million, respectively.
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
General and Administrative Expenses
•Salaries and Benefits Related Costs include employee-related expenses such as salaries, bonuses and related benefits for employees engaged in fund raising, management, and corporate administration functions.
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

Results of Operations
The following tables summarize our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$6,785	$10,496	$(3,711)
General and administrative	5,187	6,089	(902)
Total operating expenses	11,972	16,585	(4,613)
Loss from operations	(11,972)	(16,585)	4,613
Interest income	180	314	(134)
Other income, net	186	3	183
Net loss	$(11,606)	$(16,268)	$4,662

	Years Ended December 31,
	2025	2024	Change
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers)	$—	$(128)	$128
INVINCIBLE-2 Study (Phase 2 Breast)	—	233	(233)
INVINCIBLE-3 Study (Phase 3 Sarcoma)	3,806	6,225	(2,419)
INVINCIBLE-4 Study (Phase 2 Breast)	461	524	(63)
Other	18	223	(205)
Clinical trial expenses	4,285	7,077	(2,792)
Contract manufacturing	71	657	(586)
Salaries and benefits related costs	1,521	1,379	142
Consulting	135	143	(8)
Stock-based compensation	773	1,240	(467)
	$6,785	$10,496	$(3,711)

	Years Ended December 31,
	2025	2024	Change
General and administrative expenses:
Salaries and benefits related costs	$1,417	$884	$533
Legal fees	451	728	(277)
Audit fees	310	349	(39)
Consulting	609	768	(159)
Insurance	670	874	(204)
Other	503	653	(150)
Stock-based compensation	1,227	1,833	(606)
	$5,187	$6,089	$(902)
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Research and development expenses decreased $3.7 million or 35%, and were primarily due to the following:
•Clinical trial expenses decreased $2.8 million, primarily due to lower INVINCIBLE-3 Study costs. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study, due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We will continue to treat all patients enrolled in this study in cooperation with our third-party contract research organizations during this pause, and once sufficient funding is obtained, we plan to restart site activations and patient enrollment.

•Contract manufacturing costs declined by $0.6 million, as there were no new manufacturing batches of INT230-6 in 2025.
•Salaries and benefits related costs increased due to an estimated bonus accrual of $0.3 million in 2025 compared to zero in 2024, which was partially offset by a decrease of $0.1 million due to a minor reduction in employee headcount in 2025.
•Stock-based compensation decreased due to lower fair value per share of option awards granted to employees in 2025.

General and administrative expenses decreased $0.9 million or 15%, and were primarily due to the following:
•Salaries and benefits related costs increased due to an estimated bonus accrual of $0.5 million in 2025 compared to zero in 2024.
•Insurance decreased by $0.2 million due to the favorable directors and officers insurance renewal terms obtained in 2025 compared to the prior policy year.
•Legal, accounting, consulting and other expenses decreased as a result of cost saving from the integration of new systems and other cost-efficient activities in the administrative areas.
•Stock-based compensation decreased due to lower fair value per share of option awards granted to employees in 2025.

Interest income in 2025 and 2024 related to interest earned on cash and investment balances.
Liquidity and Capital Resources
Our financial statements have been prepared assuming we will continue as a going concern. We have incurred losses from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern.
We have financed our operations primarily through an initial investment from our founder, the issuance and sale of convertible debt notes, and private and public equity financings. Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities and building and qualifying our manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. The sale of equity and convertible debt securities may result in dilution to our stockholders. Additional capital may not be available on reasonable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, scale back or discontinue the development of our product candidates.
On March 23, 2026, we filed a prospectus supplement to adjust the maximum the Company may sell and issue under the ATM Sales Agreement to $60.0 million of our common stock, not including the shares previously sold under the ATM Sales Agreement. Since inception through March 22, 2026, we have issued 1,297,655 shares of common stock under the ATM Sales Agreement for net proceeds of $11.5 million.
On October 30, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued and sold in a registered direct offering by the Company directly to the investor 200,000 shares of common stock at a price of $20.00 per share, for aggregate gross proceeds of $4.0 million before deducting the placement agent’s fees and related offering expenses.
On June 11, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”) relating to the issuance and sale of an aggregate of 267,000 shares (the “Firm Shares”) of our common stock to the Underwriter at a price to the public of $7.50 per share (the “June 2025 Offering”). Pursuant to the terms of the Underwriting Agreement, we granted to the Underwriter a 45-day option to purchase up to an additional 40,050 shares of common stock in the June 2025 Offering (the “Option Shares” and together with the Firm Shares, the “Shares”). The Underwriter exercised its option in full to purchase the 40,050 Option Shares at the public offering price on June 12, 2025.

The June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, closed on June 13, 2025. All of the Shares were sold by us. Pursuant to the Underwriting Agreement, we also agreed to issue to the Underwriter and/or its designees warrants to purchase up to 15,352 shares of common stock (the “Representative’s Warrants”), which equals 5% of the Shares purchased in the June 2025 Offering, such warrants to be exercisable as set forth in the Representative’s Warrant Agreement. The net proceeds from the June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, were approximately $1.8 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.
On April 24, 2025, we commenced a best efforts public offering (the “April 2025 Offering”) of an aggregate of (i) 125,333 shares (the “Shares”) of the our common stock, (ii) 125,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-1 Common Warrant Shares”), (iii) 125,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Warrants, the “Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the “Warrant Shares”). In connection with the April 2025 Offering, we entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the April 2025 Offering. The April 2025 Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of common stock and one Series B-2 Common Warrant to purchase one share of common stock. The combined offering price for each Share and accompanying Warrants was $18.75. Each Warrant has an exercise price of $21.25 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants will expire on the eighteen-month anniversary of the date of issuance. We raised an aggregate of $2.35 million in the April 2025 Offering, and net proceeds of the April 2025 Offering, after deducting the fees and expenses were approximately $1.9 million.
On November 21, 2024, we entered into a Securities Purchase Agreement with a single healthcare focused institutional investor (the “Investor”), pursuant to which we agreed to issue and sell, in a registered direct offering directly to the Investor, 49,484 shares of common stock to the Investor, at a price of $60.625 per share, for aggregate gross proceeds of approximately $3.0 million before deducting the placement agents’ fees and related offering expenses. In a concurrent private placement, we agreed to issue to the Investor common stock warrants to purchase up to 49,484 shares (the “Common Warrants”) at an exercise price of $73.75 per share. Each Common Warrant is exercisable six months from the issuance date and will expire five and one-half years from the issuance date.
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
As of December 31, 2025, our cash and cash equivalents were approximately $11.9 million. Based on our balances in cash and cash equivalents, we project to have sufficient cash to fund our current operating plan into the second quarter of 2027. Accordingly, we will need to obtain substantial additional funding to continue our operations. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(9,233)	$(15,220)
Net cash provided by investing activities	—	6,354
Net cash provided by financing activities	18,564	2,900
Net increase (decrease) in cash and cash equivalents	$9,331	$(5,966)
Operating Activities
Our cash used in operating activities for the year ended December 31, 2025 was $9.2 million, comprising of (i) our net loss of $11.6 million, as adjusted for $2.0 million in non-cash expenses (primarily $2.0 million for non-cash stock based compensation), and (ii) net changes in operating assets and liabilities of $0.3 million.

Our cash used in operating activities for the year ended December 31, 2024 was $15.2 million, comprising of (i) our net loss of $16.3 million, as adjusted for $3.1 million in non-cash expenses (primarily $3.1 million non-cash stock based compensation), and (ii) net changes in operating assets and liabilities of $2.1 million.
Investing Activities
There were no investing activities during the year ended December 31, 2025.
Our cash provided by investing activities during the year ended December 31, 2024 totaled approximately $6.4 million and was primarily due to net redemptions of marketable debt securities (net of purchases of marketable debt securities).
Financing Activities
Our cash provided by financing activities during the year ended December 31, 2025 was $18.6 million, primarily comprising of (i) $1.9 million in net proceeds received from the issuance of common stock and warrants in the April 2025 Offering, (ii) $1.8 million in net proceeds received from the issuance of common stock in the June 2025 Offering, (iii) $3.6 million in net proceeds received from the issuance of common stock in the October 2025 Offering, and (iv) $11.2 million in net proceeds received from the issuance of common stock under the ATM Sales Agreement.
Our cash provided by financing activities during the year ended December 31, 2024 was $2.9 million, primarily comprising of net proceeds of $2.4 million from our registered direct offering, net proceeds of $0.2 million from issuances of Common Stock from our ATM, and $0.3 million in proceeds from exercises of options and warrants.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2025.
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

Recent Accounting Pronouncements
The Financial Accounting Standards Board has issued certain accounting pronouncements as of December 31, 2025 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2025, or that they will have a significant impact on us at the time they become effective.

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
As of December 31, 2025, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On December 5, 2025, Lewis Bender, our President and Chief Executive Officer and Chairman of our board of directors, adopted a “Rule 10b5-1 trading arrangement” that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”) for the sale of up to 350,000 shares of our Common Stock. The duration of the trading arrangement is from March 16, 2026 until November 13, 2026.
On December 5, 2025, Joseph Talamo, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 290,952 shares of our Common Stock. The duration of the trading arrangement is from March 16, 2026 until November 13, 2026.
On December 5, 2025, John Wesolowski, our Chief Accounting Officer and Controller, adopted a “Rule 10b5-1 trading arrangement” that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to

171,936 shares of our Common Stock. The duration of the trading arrangement is from March 16, 2026 until November 13, 2026.
During the quarter ended December 31, 2025, none of our non-employee directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the name, age and position of our directors and executive officers as of March 1, 2025.

Name	Age	Position
Lewis H. Bender	67	President, Chief Executive Officer and Chairman of the Board
Joseph Talamo	57	Chief Financial Officer
John Wesolowski	66	Principal Accounting Officer and Controller
Emer Leahy	60	Director
Mark A. Goldberg	66	Director
Daniel Donovan	61	Director
Thomas I. H. Dubin	64	Director
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

Non-Employee Directors
Dr. Emer Leahy has served on our board of directors since June 2016. Dr. Leahy received her Ph.D. in Neuropharmacology from University College Dublin, Ireland and her MBA from Columbia University. She has been with PsychoGenics Inc., a preclinical CNS service company, since 1999 and is currently serving as its Chief Executive Officer and Director. Prior to her appointment as the Chief Executive Officer in 2020, she was the vice president of business development. Dr. Leahy is also the Chief Executive Officer of PGI Drug Discovery LLC, since its founding in 2011, a company engaged in psychiatric drug discovery with multiple partnered clinical programs including one in Phase III. Dr. Leahy also serves as Chief Executive Officer of Axelyra Therapeutics, a start up CNS discovery and development company, since 2025. Additionally, Dr. Leahy served as a Board member and a member of both the compensation committee and the audit committee of Bright Minds Biosciences Inc. (NASDAQ: DRUG), a biotech company, until April 2022, a Board member, Chair of the Compensation committee and a member of the Audit and Governance committees of Pasithea Therapeutics, Inc. (NASDAQ: KTTA), a biotech company, since 2021, and a Board member of Prostate Theranostics, a private drug discovery company, since 2025. Dr. Leahy has more than 30 years of experience in drug discovery, clinical development and business development for pharmaceutical and biotechnology companies, including extensive knowledge of technology assessment, licensing, mergers and acquisitions, and strategic planning. She is an Adjunct Associate Professor of Neuroscience position at Mount Sinai School of Medicine since 2017. Dr. Leahy served on the Emerging Companies Section Governing Board of the Biotechnology Industry Organization, the Business Review Board for the Alzheimer’s Drug Discovery Foundation, and the Scientific Advisory Board of the International Rett Syndrome Foundation. She currently serves as a Board member of BioNJ since 2020, and served as Chair of the Board of Trustees between 2024 and 2026. She is a recent finalist in the NJ Chapter of the EY Entrepreneur of the Year. We believe that Dr. Leahy is qualified to serve as a member of our board of directors due to her extensive pharmaceutical, biotechnology and business background.
Dr. Mark A. Goldberg has served as a member of our board of directors since May 2018. Since January 2026, Dr. Goldberg has served as Operating Partner of Arsenal Capital Management, a specialized private equity firm in the industrials and healthcare sectors. Since 2019, Dr. Goldberg has served as Chairman of Allucent, a global mid-sized clinical research organization, and has also served as Chief Executive Officer between 2019 and 2024. Dr. Goldberg has also served as the Executive Chairman of Thread, a decentralized research and electronic clinical outcome assessment provider, between 2019 and 2024. Previously, Dr. Goldberg has served as President and COO of PAREXEL International, one of the world’s largest global biopharmaceutical service providers, with consolidated revenue of approximately $2.4 billion in 2017, over 18,000 employees, and 86 locations in 51 countries. He was responsible for overseeing all revenue generating business segments including Clinical Research Services, PAREXEL Informatics, and PAREXEL Consulting as well as sales, marketing, corporate quality, and information technology. Dr. Goldberg helped to pioneer PAREXEL’s strategic partnering approach with some of the world’s leading pharmaceutical companies and to build out the company’s global infrastructure, particularly in the Asia Pacific region, through both organic growth and acquisitions. Earlier in his PAREXEL career, he founded the company’s Medical Imaging business and helped establish its technology subsidiary, PAREXEL Informatics. Dr. Goldberg holds a BS degree in computer science from MIT and an MD from the University of Massachusetts Medical School. He completed residency training in Radiology at Massachusetts General Hospital, where he also served as Chief Resident and a staff physician with academic appointments at Harvard Medical School. We believe that Dr. Goldberg is qualified to serve as a member of our board of directors because of his medical background, extensive experience in the pharmaceutical services industry, and having served as a named officer of a public company.
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

Thomas I. H. Dubin has served on our board of directors since May 2024. Mr. Dubin is a pharmaceutical executive and attorney. Over the past five years, he has served as an advisor and board member to various biopharma and other companies. From 2001 through 2013, Mr. Dubin was the Chief Legal Officer and member of the core executive team that grew Alexion Pharmaceuticals (“Alexion”) from development stage to membership in the S&P 500. At Alexion, Mr. Dubin led legal, government affairs, pricing and reimbursement, human resources, corporate communications, and other functions, and held commercial responsibility for the company’s Australasia region. Prior to Alexion, Mr. Dubin served as Vice President and General Counsel of ChiRex, Inc. and Assistant General Counsel of Warner-Lambert Company. Mr. Dubin began his career as a corporate attorney with Cravath, Swaine & Moore in New York City. Mr. Dubin currently serves as Executive Chair of Cellphire Therapeutics, board member of Nuvance Health, board member of Norwalk Hospital, and member of the Yale School of Public Health Leadership Council. Mr. Dubin was a board member of Notable Laboratories (Nasdaq: NTBL) in 2024, BioBlast Pharmaceuticals (Nasdaq: ORPN) from 2015 to 2018, a board member of Connecticut Innovations from 2020 to 2024, an advisory board member of Mythic Pharmaceuticals from 2017 to 2024, and a trustee of American Jewish World Service from 2014 to 2021. Mr. Dubin received his J.D. from New York University School of Law, his M.P.H. from Yale University School of Public Health and his B.A. from Amherst College, cum laude. We believe that Mr. Dubin is qualified to serve as a member of our board of directors because of his extensive legal and business skills and experience in the biotechnology industry.

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
•the Class II director is Dr. Mark A. Goldberg, and his term will expire at the 2028 annual meeting of stockholders; and
•the Class III directors are Dr. Emer Leahy and Lewis H. Bender, and their terms will expire at the 2026 annual meeting of stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly compensated executive officers who were serving as executive officers as of December 31, 2025 for services rendered in all capacities to us for the years ended December 31, 2025 and 2024. These individuals are our named executive officers (“NEOs”) for 2025.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards(1) ($)	All Other Compensation(2) ($)		Total ($)
Lewis H. Bender	2025	549,150	411,863	(3)	340,138	54,331	(4)	1,355,482
President and Chief Executive Officer	2024	544,121	—		1,889,162	52,886	(5)	2,486,169
Joseph Talamo	2025	374,696	152,440		147,728	48,875	(6)	723,739
Chief Financial Officer	2024	370,000	—		1,245,646	46,930	(7)	1,662,576
John Wesolowski	2025	246,820	74,984		49,243	7,405	(8)	378,452
Principal Accounting Officer and Controller	2024	251,347	—		308,231	9,551	(8)	569,129
(1)In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2025 and 2024 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions (“ASC 718”). These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of stock options, the exercise of stock options or the sale of shares of our Common Stock. For a discussion of the assumptions used to value option awards, see the Notes to Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.
(2)Information includes perquisite and personal benefit received by each Named Executive Officer.
(3)On March 26, 2026, our compensation committee approved payment of 56% of the 2025 bonus to be paid in the Company’s common stock under the 2021 Plan, based on the March 26, 2026 closing stock price of $6.11.
(4)The amounts reported represent $43,831 of Company-paid portion of health and dental insurance and $10,500 in matching 401(k) contributions.

(5)The amounts reported represent $42,536 of Company-paid portion of health and dental insurance and $10,350 in matching 401(k) contributions.
(6)The amounts reported represent $38,375 of company-paid portion of health and dental insurance and $10,500 in matching 401(k) contributions.
(7)The amounts reported represent $36,580 of company-paid portion of health and dental insurance and $10,350 in matching 401(k) contributions.
(8)Consists entirely of matching 401(k) contributions.
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

For fiscal year 2025, the annual base salaries for each of Mr. Bender, Mr. Talamo, and Mr. Wesolowski were $549,150, $381,100 and $214,240 respectively. For fiscal year 2024, the annual base salaries for each of Mr. Bender, Mr. Talamo, and Mr. Wesolowski were $549,150, $370,000 and $260,000 respectively.
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
Employment Agreement with John Wesolowski

On June 20, 2023, we entered into an employment agreement with John Wesolowski (the “Wesolowski Agreement”), pursuant to which he serves as Principal Accounting Officer and Controller of the Company on an at-will basis. Pursuant to the Wesolowski Agreement, Mr. Wesolowski is entitled to receive a base salary which is subject to review and adjustment from time to time. Mr. Wesolowski’s initial base salary pursuant to the Wesolowski Agreement was $165,000, and it was increased to $215,000 on July 22, 2023, and to $260,000 on March 4, 2024. Effective September 1, 2025, Mr. Wesolowski’s annual salary was reduced to $214,240 to reflect a reduction in his standard work week. Mr. Wesolowski is also eligible to receive equity grants pursuant to the 2021 Plan, at the discretion of and with terms and conditions to be set by our compensation committee.
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
Outstanding Equity Awards at Fiscal Year End
The following table presents the outstanding equity awards held by each of our named executive officers as of December 31, 2025:

Option Awards

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date
Lewis H. Bender	3,000	—		$225.00	8/6/2029
	3,000	—		$287.50	7/31/2030
	3,000	—		$287.50	8/13/2031
	3,000	—		$225.00	12/13/2032
	9,296	9,296	(1)	$129.75	3/6/2034
	1,342	—		$129.75	3/6/2034
	7,000	21,000	(2)	$14.25	5/2/2035

Joseph Talamo	1,600	1,600	(3)	$172.00	12/11/2033
	6,838	10,257	(4)	$86.00	10/21/2034
	2,400	9,600	(5)	$14.25	5/2/2035

John Wesolowski	560	—		$100.00	3/27/2027
	300	—		$200.00	2/6/2028
	100	—		$225.00	7/11/2029
	250	—		$287.50	7/31/2030
	240	—		$287.50	8/13/2031
	260	—		$287.50	9/5/2031
	375	125	(6)	$225.00	12/13/2032
	1,500	500	(7)	$160.75	7/19/2033
	250	750	(8)	$129.75	3/6/2034
	1,120	1,681	(9)	$86.00	10/21/2034
	800	3,200	(10)	$14.25	5/2/2035
(1)Consists of options granted to Mr. Bender by our compensation committee on March 6, 2024, vesting in four equal annual installments beginning on the grant date.
(2)Consists of options granted to Mr. Bender by our compensation committee on May 2, 2025, vesting in four equal annual installments beginning on the grant date.
(3)Consists of options granted to Mr. Talamo by our compensation committee on December 11, 2023, vesting in four equal annual installments beginning on the first anniversary of the date of grant.
(4)Consists of options granted to Mr. Talamo by our compensation committee on October 21, 2024, vesting in five equal annual installments beginning on the date of grant.
(5)Consists of options granted to Mr. Talamo by our compensation committee on May 2, 2025, vesting in five equal annual installments beginning on the date of grant.
(6)Consists of options granted to Mr. Wesolowski by our compensation committee on December 13, 2022, vesting in four equal annual installments beginning on the first anniversary of the date of grant.
(7)Consists of options granted to Mr. Wesolowski by our compensation committee on July 19, 2023, vesting in four equal annual installments beginning on the grant date.
(8)Consists of options granted to Mr. Wesolowski by our compensation committee on March 6, 2024, vesting in four equal annual installments beginning on the first anniversary date of grant.

(9)Consists of options granted to Mr. Wesolowski by our compensation committee on October 21, 2024, vesting in five equal annual installments beginning on the date of grant.
(10)Consists of options granted to Mr. Wesolowski by our compensation committee on May 2, 2025, vesting in five equal annual installments beginning on the date of grant.
2013 Stock and Option Plan
Under our 2013 Stock and Option Plan (the “2013 Plan”), 180,000 shares of Common Stock were reserved for issuance in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, stock appreciation rights or any combination of the foregoing. The shares issuable pursuant to awards granted under the 2013 Plan are authorized but unissued shares.
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

Share Reserve.    Pursuant to the 2021 Plan, we have reserved 120,000 shares of the Common Stock for issuance thereunder, which reserve shall be increased annually beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 3.5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares as is determined by our board. The share reserve is subject to the following adjustments:
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
Pursuant to the provisions of the 2021 Plan, the authorized shares were increased from 120,000 to 129,548 effective January 1, 2023. On January 1, 2024, pursuant to the provisions of the 2021 Plan, authorized shares increased by 19,193 shares. On January 1, 2025, pursuant to the provisions of the 2021 Plan, authorized shares increased by 21,172 shares. As of December 31, 2025, options to purchase 38,291 shares of Common Stock were available to be issued under the 2021 Plan. On January 1, 2026, pursuant to the provisions of the 2021 Plan, authorized shares increased by 88,357 shares.
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
Director Compensation
The following table provides certain information concerning compensation for each person who served as a non-employee member of our board of directors for the year ended December 31, 2025. Lewis H. Bender, our President and Chief Executive Officer, serves as a member of our board of directors and receives no additional compensation for his services as a member of our board of directors. See the section titles “Executive Compensation” in Item 11 for more information about Mr. Bender’s compensation for the year ended December 31, 2025. We reimburse non-employee members of our board of directors for reasonable travel and out-of-pocket expenses incurred in attending meetings of our board of directors and committees of our board of directors. All fees under the director compensation policy are paid on a quarterly basis in arrears and no meeting fees are paid.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Dr. Emer Leahy	67,000	24,296	(2)	91,296
Dr. Mark A. Goldberg	67,000	24,296	(3)	91,296
Mr. Daniel Donovan	60,000	24,296	(4)	84,296
Mr. Thomas I. H. Dubin	50,000	24,296	(5)	74,296
(1)Amounts shown under “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 8 to the Notes to the Consolidated

Financial Statements in our 2025 Form 10-K for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under Intensity’s 2021 Plan.
(2)On May 2, 2025, Dr. Leahy was granted 2,000 options, vesting in four equal annual installments beginning on the grant date.
(3)On May 2, 2025, Dr. Goldberg was granted 2,000 options, vesting in four equal annual installments beginning on the grant date.
(4)On May 2, 2025, Mr. Donovan was granted 2,000 options, vesting in four equal annual installments beginning on the grant date.
(5)On May 2, 2025, Mr. Dubin was granted 2,000 options, vesting in four equal annual installments beginning on the grant date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the number of shares of Common Stock beneficially owned as of March 1, 2026 by:
•each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;
•each of our named executive officers;
•each of our directors; and
•all of our directors and current executive officers as a group.
Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 2,540,518 shares outstanding as of March 1, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of March 1, 2026, are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of Common Stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Intensity Therapeutics Inc., 1 Enterprise Drive, Suite 430, Shelton, CT 06484-4779.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Directors and Executive Officers
Lewis H. Bender(1)	115,087	4.5%
Joseph Talamo(2)	11,984	*
John Wesolowski(3)	9,419	*
Emer Leahy(4)	5,910	*
Mark A. Goldberg(5)	5,510	*
Daniel Donovan(6)	3,000	*
Thomas I. H. Dubin(7)	1,500	*
Directors and Executive Officers as a group (7 persons)(8)	152,410	5.8%

5% Stockholders - none

* Less than 1%
(1)Includes 34,287 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2026. Does not include 25,648 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2026.
(2)Includes 10,838 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2026. Does not include 21,457 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2026.
(3)Includes 6,005 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2026. Does not include 6,005 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2026.
(4)Includes 5,910 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2026. Does not include 2,000 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2026.
(5)Includes 5,510 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2026. Does not include 2,000 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2026.

(6)Includes 3,000 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2026. Does not include 2,000 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2026.
(7)Includes 1,500 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2026. Does not include 2,500 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2026.
(8)Includes 67,050 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days of March 1, 2026. Does not include 61,610 shares of Common Stock underlying options that are not exercisable within sixty days of March 1, 2026.

The following table summarizes information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (1)	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	160,428	$102.46	38,291
Equity compensation plans not approved by stockholders	-	-	-
Total	160,428	$102.46	38,291
(1)The amounts shown in this column include securities under both the 2013 Plan and 2021 Plan.
(2)Consists entirely of securities under the 2021 Plan. In accordance with the provisions in our 2021 Plan, the Board authorized that an additional 88,357 shares would become available for issuance on January 1, 2026, which represents approximately 3.5% of the shares outstanding on December 31, 2025. These shares are excluded from this calculation.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2025 and 2024, by EisnerAmper LLP, the Company’s independent registered public accounting firm. Amounts are rounded to thousands.

	Years Ended December 31,
	2025	2024
Audit Fees	$344,925	$364,875
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$344,925	$364,875
Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements, review of our interim financial statements, comfort and consent letters. Audit fees include fees for consents and comfort letters of $80,325 in 2025 and $112,875 in 2024.
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

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant, dated June 30, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on July 5, 2023).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on February 13, 2026)
3.3	Second Amended and Restated Bylaws, dated November 21, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on November 22, 2023).
3.4	Amendment to Amended and Restated Bylaws, certified as of August 12, 2025 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 12, 2025).
4.1*	Description of Securities
4.2	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 of our Form S-1 filed on June 29, 2023).
4.3	Representative’s Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on July 5, 2023).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 22, 2024).
4.5	Form of Series B-1 Common Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on April 25, 2025).
4.6	Form of Series B-2 Common Warrant (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on April 25, 2025).
4.7	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on June 13, 2025).
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 of our Form S-1 filed on June 29, 2023).
10.2#	2013 Stock and Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Form S-1 filed on June 29, 2023).
10.3#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 filed on June 29, 2023).
10.4#	Amended and Restated Employment Agreement between the Registrant and Lewis H. Bender (incorporated by reference to Exhibit 10.4 of our Form S-1 filed on June 29, 2023).
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

10.8#	Employment Agreement, dated June 20, 2023, between Registrant and John Wesolowski (incorporated by reference to Exhibit 10.15 of our Form S-1 filed on June 29, 2023).
10.9#	Employment Agreement, dated December 11, 2023 between Registrant and Joseph Talamo (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 12, 2023)
10.10#	Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 7, 2024)
10.11	Collaboration Agreement, dated May 6, 2024, between the Registrant and The Swiss Group for Cancer Research SAKK (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on August 8, 2024).

10.12	Intensity Therapeutics, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed on June 4, 2024).
10.13
Form of Placement Agent Agreement dated November 21, 2024, by and between the Company and A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC (incorporated be reference to Exhibit 1.1 of our Form 8-K filed on November 22, 2024).

10.14
Form of Securities Purchase Agreement, dated as of November 21, 2024, by and between Intensity Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 22, 2024).

10.15
Form of Placement Agent Agreement dated October 30, 2025, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 of our Form 8-K filed on October 31, 2025).

10.16
Form of Securities Purchase Agreement, dated as of October 30, 2025, by and between Intensity Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 31, 2025).

10.17	Underwriting Agreement, dated June 11, 2025, by and between Intensity Therapeutics, Inc. and ThinkEquity LLC (incorporated by reference Exhibit 1.1 of our Form 8-K filed on June 13, 2025).
10.18
Form of Placement Agent Agreement dated April 24, 2025, by and between the Company and A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC (incorporated by reference to Exhibit 1.1 of our Form 8-K filed on April 25, 2025).

10.19
Form of Securities Purchase Agreement, dated as of April 24, 2025, by and between Intensity Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on April 25, 2025).

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

Intensity Therapeutics, Inc.

Date: March 27, 2026	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	March 27, 2026
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	March 27, 2026
Joseph Talamo	(principal financial officer)

/s/ John Wesolowski	Principal Accounting Officer and Controller	March 27, 2026
John Wesolowski	(principal accounting officer)

/s/ Daniel Donovan	Director	March 27, 2026
Daniel Donovan

/s/ Dr. Emer Leahy	Director	March 27, 2026
Dr. Emer Leahy

/s/ Dr. Mark A. Goldberg	Director	March 27, 2026
Dr. Mark A. Goldberg

/s/ Thomas I. H. Dubin	Director	March 27, 2026
Thomas I. H. Dubin

INTENSITY THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intensity Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intensity Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
March 27, 2026

INTENSITY THERAPEUTICS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$11,921	$2,590
Prepaid expenses and other current assets	788	773
Total current assets	12,709	3,363
Right-of-use asset, net	96	122
Other assets	1,296	1,298
Total assets	$14,101	$4,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$583	$1,219
Accrued expenses	1,532	508
Lease liability, current portion	31	28
Total current liabilities	2,146	1,755
Lease liability, net of long-term portion	79	110
Total liabilities	$2,225	$1,865

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001. Authorized shares of 15,000,000 as of both December 31, 2025 and 2024, respectively. None issued and outstanding as of both December 31, 2025 and 2024.	—	—
Common stock, par value $.0001. Authorized shares of 135,000,000 as of both December 31, 2025 and 2024, respectively. Issued and outstanding shares of 2,524,475 and 604,915 as of December 31, 2025 and 2024, respectively.	-	-
Additional paid-in capital	90,265	69,701
Accumulated deficit	(78,389)	(66,783)
Total stockholders’ equity	$11,876	$2,918
Total liabilities and stockholders’ equity	$14,101	$4,783
The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Operating expenses:
Research and development	$6,785	$10,496
General and administrative	5,187	6,089
Total operating expenses	11,972	16,585
Loss from operations	(11,972)	(16,585)

Other income (expense):
Interest income	180	314
Other income, net	186	3
Net loss	$(11,606)	$(16,268)

Loss per share, basic and diluted	$(8.56)	$(29.24)
Weighted average number of shares of common stock, basic and diluted	1,356,358	556,279
The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	548,375	$-	$63,677	$(50,515)	$13,162
Issuance of common stock in registered direct offering, net of $321 issuance costs	49,484	-	1,361	-	1,361
Issuance of warrants in registered direct offering, net of $252 issuance costs	-	-	1,068	-	1,068
Issuance of common stock in ATM offering, net of $82 issuance costs	2,073	-	150	-	150
Issuance of common stock in exchange for services	470	-	51	-	51
Exercise of options	3,540	-	266	-	266
Exercise of warrants	973		55		55
Stock-based compensation expense	-	-	3,073	-	3,073
Net loss	-	-		(16,268)	(16,268)
Balances at December 31, 2024	604,915	$-	$69,701	$(66,783)	$2,918
Issuance of common stock in public offerings, net of $698 issuance costs	432,383	-	2,678	-	2,678
Issuance of warrants in public offering, net of $235 issuance costs	-	-	1,041	-	1,041
Issuance of common stock in registered direct offering, net of $412 issuance costs	200,000	-	3,588	-	3,588
Issuance of common stock in employee stock purchase plan	5,109	-	33	-	33
Issuance of common stock in ATM offering, net of $471 issuance costs	1,279,428	-	11,168	-	11,168
Exercise of warrants	2,640	-	56	-	56
Stock-based compensation expense	-	-	2,000	-	2,000
Net loss	-	-	-	(11,606)	(11,606)
Balances at December 31, 2025	2,524,475	$-	$90,265	$(78,389)	$11,876
The accompanying notes are an integral part of these financial statements.

INTENSITY THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,606)	$(16,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in carrying value of right-of-use asset	26	25
Stock-based compensation expense	2,000	3,073
Stock issued in exchange for services	-	51
Changes in operating assets and liabilities, net:
Accrued interest on marketable debt securities	-	(134)
Prepaid expenses, other current assets, and other assets	(13)	301
Accounts payable, accrued expenses and other liabilities	360	(2,268)
Net cash used in operating activities	(9,233)	(15,220)
Cash flows from investing activities:
Purchase of marketable debt securities	-	(3,056)
Redemption of marketable debt securities	-	9,410
Net cash provided by investing activities	-	6,354
Cash flows from financing activities:
Proceeds from Public Offerings	4,652	-
Issuance costs related to Public Offerings	(933)	-
Proceeds from Registered Direct Offering	4,000	3,000
Issuance costs related to Registered Direct Offering	(412)	(571)
Proceeds from ATM offering	11,639	232
Issuance costs related to ATM offering	(471)	(82)
Proceeds from common stock issuances	33	-
Proceeds from exercise of options and warrants	56	321
Net cash provided by financing activities	18,564	2,900
Net increase (decrease) in cash and cash equivalents	9,331	(5,966)
Cash and cash equivalents at beginning of period	2,590	8,556
Cash and cash equivalents at end of period	$11,921	$2,590

Supplemental disclosure of non-cash financing activities:
Common stock issued in exchange for services	$-	$51
Warrants issued to underwriter in connection with stock issuance	$1,041	$1,068
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
On February 19, 2026, the Company effected a 1-for-25 reverse stock split (the “Reverse Stock Split”). Every 25 shares of the Company’s issued and outstanding shares of the Company’s common stock were automatically converted into one share of the Company’s common stock. All fractional shares created by the Reverse Stock Split were paid in cash. The Reverse Stock Split has no impact on the par value per share of the Company’s common stock which remain at $.0001. All holders of options and warrants had the exercise price multiplied by 25 and the number of shares issuable upon exercise divided by 25. All current and prior period amounts related to shares, share prices and loss per share, presented in the Company’s financial statements and the accompanying notes have been restated for the Reverse Stock Split.

Note 2.    Liquidity and Plan of Operation
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through December 31, 2025, the Company has an accumulated deficit of $78.4 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the year ended December 31, 2025 was $11.6 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash and cash equivalents totaled $11.9 million as of December 31, 2025. Until such time the Company can generate substantial product revenue, the Company expects to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash and cash equivalents as of December 31, 2025, the Company believes that it has sufficient cash into the second quarter of 2027 for its current operations. Notwithstanding the projected cash runway, the Company's ability to continue its operations thereafter is dependent on obtaining additional capital, which is not within the Company's control. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
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
Concentration of credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist entirely of cash and investments in U.S. Treasury securities. These financial instruments are held at two U.S. financial institutions. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. During the years ended December 31, 2025 and 2024, the Company’s cash balances exceeded the FDIC insurance limit. The investments in the U.S. Treasury securities are not FDIC insured but are backed by the U.S. government. U.S. Treasury securities are subject to market risk if they are sold prior to maturity. The Company has not experienced any losses in such accounts. Although the Company believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so beyond amounts guaranteed by the FDIC.
Cash and cash equivalents
The Company considers all liquid investments acquired with a maturity of three months or less to be cash equivalents.
Fair value measurement
The Company reports its investments, if any, at fair value. Fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction costs. A fair value hierarchy provides for prioritizing inputs to valuation techniques used to measure fair value into three levels:

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
The Company’s financial instruments, including cash equivalents and current liabilities are carried at cost, which approximates fair value due to the short-term nature of these instruments. The Company did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2025 or 2024.
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023, which will be applied to future invoices during and at the end of the study. As of both December 31, 2025 and 2024, the advance payment balances were $1.2 million, respectively, and were recorded in Other Assets in the Balance Sheet.
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
The Company accounts for uncertain tax positions. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2025, the Company does not have any uncertain tax positions.
There are no estimated interest costs and penalties provided for in the Company’s financial statements for the year ended December 31, 2025. If at any time the Company should record interest and penalties in connection with income taxes, the interest and penalties will be expensed within the income tax line.
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
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, convertible notes, stock options, and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon conversion of preferred stock, exercise of stock options, and exercise of warrants that are excluded from the computation of diluted weighted average shares outstanding listed in the table below because they are anti-dilutive because the Company incurred a net loss for the periods presented. Accordingly, the basic and diluted computation of net loss per share for the Company are the same for all periods presented. The Company had no preferred stock outstanding during the years ended December 31, 2025 and 2024, and therefore, no participating securities were included in the computation of earnings (loss) per share for those periods. Accordingly, the Company did not apply the two-class method.
As of December 31, 2025 and 2024, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	December 31,
	2025	2024
Options outstanding	160,428	103,485
Warrants outstanding	339,298	81,663
	499,726	185,148
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
Recently issued pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The Company adopted the guidance in ASU 2023-09 retrospectively for the year ended December 31, 2025. The adoption of this guidance did not impact the Company’s accounting for income taxes, effective tax rate, or deferred tax balances. The standard resulted in expanded income tax disclosures included in the notes to the financial statements..
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

Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2025	2024
Savings and checking accounts at major U.S. financial institutions	$86	$428
U.S. Treasury securities money market fund	11,835	2,162
Total	$11,921	$2,590
Note 5.    Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid insurance	$573	$421
Prepaid research and development costs	52	239
Prepaid other	163	113
Total	$788	$773
Note 6.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development costs	$634	$373
Accrued employee compensation-related expenses	800	56
Accrued other	98	79
Total	$1,532	$508
Note 7.    Stockholders’ Equity
Authorized shares
Pursuant to the sixth amended and restated Certificate of Incorporation, dated June 30, 2023, the total number of shares of all classes of stock which the Company shall have authority to issue is (i) 135,000,000 shares of common stock and (ii) 15,000,000 shares of preferred stock.

At The Market Offering Agreement
On July 3, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may sell and issue, from time to time, up to $15.0 million of shares of its common stock (the “Shares”) through Wainwright as the Company’s sales agent. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement pursuant to its terms.
On December 4, 2025, the Company filed a prospectus supplement to adjust the maximum the Company may sell and issue under the Sales Agreement to $30.0 million of its Shares (the “ATM Adjustment”), not including the Shares previously sold under the Sales Agreement.
Since inception through December 31, 2025, the Company has issued 1,281,501 Shares under the Sales Agreement for net proceeds of $11.3 million, including 120,447 Shares issued subsequent to the ATM Adjustment date for net proceeds of $1.6 million. As of December 31, 2025, the Company may issue and sell up to $28.4 million of Shares remaining under the Sales Agreement.
November 2024 Registered Direct Offering
On November 21, 2024, the Company entered into a Securities Purchase Agreement with a single healthcare focused institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor, 49,484 shares of common stock to the Investor, at a price of $60.625 per share (the “November 2024 Offering”), for aggregate gross proceeds of approximately $3.0 million before deducting the placement agents’ fees and related offering expenses. In a concurrent private placement, the Company agreed to issue to the Investor common stock warrants to purchase up to 49,484 shares (the “Common Warrants”) at an exercise price of $73.75 per share, with a relative fair value of $1.1 million. Each Common Warrant is exercisable six months from the issuance date and will expire five and one-half years from the issuance date.
April 2025 Public Offering
On April 24, 2025, the Company commenced a best efforts public offering (the “April 2025 Offering”) of an aggregate of (i) 125,333 shares (the “Shares”) of the Company’s common stock, (ii) 125,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-1 Common Warrant Shares”), (iii) 125,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Warrants, the “Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the “Warrant Shares”). In connection with the April 2025 Offering, the Company entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the April 2025 Offering. The April 2025 Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of common stock and one Series B-2 Common Warrant to purchase one share of common stock. The combined offering price for each Share and accompanying Warrants was $18.75. Each Warrant has an exercise price of $21.25 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants will expire on the eighteen-month anniversary of the date of issuance. The Company raised an aggregate of $2.35 million in the April 2025 Offering, and net proceeds of the April 2025 Offering, after deducting the fees and expenses were approximately $1.9 million.
June 2025 Public Offering
On June 11, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and between ThinkEquity LLC (the “Underwriter”) relating to the issuance and sale of an aggregate of 267,000 shares (the “Firm Shares”) of the Company’s common stock, to the Underwriter at a price to the public of $7.50 per share (the “June 2025 Offering”). Pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriter a 45-day option to purchase up to an additional 40,050 shares of common stock in the June 2025 Offering (the “Option Shares” and together with the Firm Shares, the “Shares”). The Underwriter exercised its option in full to purchase the 40,050 Option Shares at the public offering price on June 12, 2025. The June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, closed on June 13, 2025. All of the Shares were sold by the Company. Pursuant to the Underwriting Agreement, the Company also agreed to issue to the Underwriter and/or its designees warrants to purchase up to 15,352 shares of common stock (the “Representative’s Warrants”), which equals 5% of the Shares purchased in the June 2025 Offering, such warrants to be exercisable as set forth in the Representative’s Warrant Agreement. The net proceeds to the Company from the June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, were approximately $1.8 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.
October 2025 Registered Direct Offering
On October 30, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Institutional Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Institutional Investor, 200,000 shares of common stock to the Investor, at a price of $20.00 per share, for aggregate gross proceeds of approximately $4.0 million (the “October 2025 Offering”). The net proceeds from the October 2025 Offering, after deducting the placement agent’s fees and related offering expenses, were approximately $3.6 million.
Note 8.    Stock Based Compensation
The Company has a 2013 Stock Option Plan (the “2013 Plan”), which is administered by our Compensation Committee. Under the 2013 Plan, stock options to purchase shares of common stock could be granted to eligible employees, officers, directors and consultants of the Company.
In 2023, the Company replaced the 2013 Plan with the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 120,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lesser of (a) 3.5% of the aggregate number of shares of Common Stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1, 2023, January 1, 2024, and January 1, 2025, an additional 9,548, 19,193, and 21,172 shares, respectively, were authorized under the 2021 Plan. As of December 31, 2025, 38,291 shares were available for issuance under the 2021 Plan.
The Company recorded total stock-based compensation in its Statements of Operations as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$773	$1,240
General and administrative	1,227	1,833
Total stock-based compensation expense	$2,000	$3,073

Stock options
The following table summarizes the range of assumptions used to estimate the fair value of stock options issued using the Black-Scholes-Merton option pricing model:

	2025	2024
Stock price	$14.25	$86.00 to $129.75
Exercise price	$14.25	$86.00 to $129.75
Expected volatility	106.8% to 107.9%	97.1% to 102.2%
Risk free interest rates	4.1% to 4.6%	4.1% to 4.5%
Expected term (years)	6.5 to 7	5 to 7
For the years ended December 31, 2025 and 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on Common Stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.

The following table summarizes the activity for stock options under the 2013 and 2021 Plans for the year ended December 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	103,485	$153.50	7.9	$—
Issued	60,200	$14.25
Exercised	-	$—
Forfeited and cancelled	(3,257)	$92.64
Outstanding at December 31, 2025	160,428	$102.46	7.8	$—
Exercisable at December 31, 2025	79,792	$150.73	6.7	$—

All options expire 10 years from date of grant. Options outstanding begin to expire in June 2026. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
The weighted average grant date fair value of stock options issued was $12.25 and $87.75 for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, total unrecognized compensation cost related to options was approximately $2.8 million and is expected to be recognized over the remaining weighted average service period of 2.2 years.
Warrants
The following table summarizes the range of assumptions used to estimate the fair value of warrants issued using the Black-Scholes-Merton option pricing model:

	2025	2024
Stock price	$7.50 to $18.75	$73.75 to $129.75
Exercise price	$9.50 to $21.25	$73.75 to $129.75
Expected volatility	96.30% to 103.80%	97.06% to 100.64%
Risk free interest rates	3.87% to 3.91%	4.12% to 4.39%
Expected term (years)	1.5 to 5	5.5 to 7
For the years ended December 31, 2025 and 2024, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on Common Stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.

The following table summarizes the activity for warrants for the year ended December 31, 2025:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	81,663	$108.00	4.7	$—
Issued	266,019	$20.50
Exercised	(2,640)	$21.25
Forfeited and cancelled	(5,744)	$110.27
Outstanding at December 31, 2025	339,298	$40.11	3.0	$13
Exercisable at December 31, 2025	338,427	$39.84	2.9	$13
All warrants outstanding are exercisable for purchase of common stock.
The Company concluded the warrants described in Note 7 are accounted for under ASC 718 and were determined to be equity-classified.
As of December 31, 2025, total unrecognized compensation cost related to warrants was approximately $0.1 million and is expected to be recognized over the remaining weighted average service period of 1.8 years.
Note 9.    Leases
In July 2023, the Company signed a 5.5-year lease for approximately 2,700 square feet of office space in Shelton, Connecticut, (the “Shelton Lease”). The Company had a one-time option to cancel the Shelton Lease after 36 months if it provided written notice before the end of month 30. A payment of approximately $47,000 would have been due at the end of month 36 if the Company exercised this option. This option was not exercised.
Rent expense for both the years ended December 31, 2025 and 2024 were $34,000. Cash paid for operating leases for the years ended December 31, 2025 and 2024 was approximately $68,000 and $38,000, respectively.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024

Right-of-use asset, net	$96	$122

Lease liability, current portion	31	28
Lease liability, net of current portion	79	110
	$110	$138

The following variables were used to determine the right-of-use asset and the operating lease liabilities at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	3.2 years	4.2 years
Weighted average operating lease discount rate	6.4%	6.4%
Future minimum lease payments under the lease agreement as of December 31, 2025 were as follows (in thousands):

Year ended
2026	$37
2027	39
2028	39
2029	7
Total lease payments	$122
Less: Amounts representing interest	(12)
Present value of lease liabilities	$110
Note 10.    Other Uncertainties
The Company holds patents in Russia and Israel, both of which are currently involved in military action. The outcomes of these military actions could impact our ability to maintain and protect these patents.

Note 11. Related Parties
In October 2023, the Company issued 3,200 warrants for consulting services to be rendered by two shareholders, which vested over the subsequent twelve months. These warrants were valued at $198,000, of which the remaining $149,000 was expensed to general and administrative expense during the year ended December 31, 2024 .
In April 2024, the Company entered into a non-material agreement with a service organization controlled by a board member. For the years ended December 31, 2025 and 2024, the Company expensed $49,910 and $42,110, and paid $49,910 and $40,310 to the service organization for services performed, which is recognized in research and development expenses on the statement of operations. As of both December 31, 2025 and 2024, the Company recognized $1,800 in accrued expenses.
Note 12.    Income Taxes
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025.
Under ASC 740, Income Taxes, the Company is required to recognize the effects of changes in tax laws in the period in which the legislation is enacted. The enactment did not impact our effective tax rate for the year ended December 31, 2025. The Company does not currently expect OBBBA to have a material impact on its long-term effective tax rate.
The components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	2025		2024
	Percent	Amount	Percent	Amount
Statutory federal income tax rate	21.0%	$(2,437)	21.0%	$(3,414)
State income taxes, net of federal income tax benefit*	—%	—	—%	—
Change in valuation allowance	(20.5)%	2,388	(20.1)%	3,267
Other adjustments	—%	3	(0.2)%	38
Other permanent items	(0.5)%	46	(0.7)%	109
Provision for income taxes	—%	$—	—%	$—
*The Company files state income taxes in Connecticut
The components of the net deferred tax assets are as follows (in thousands):

	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$14,218	$10,235
Capitalized research expense	2,219	3,774
Share based compensation	2,139	1,713
Research and development credits	488	495
Compensation accrual	215	—
Lease liability	30	37
Gross deferred tax assets	19,309	16,254
Less valuation allowance	(19,283)	(16,221)
Total deferred tax assets	26	33

Deferred tax liabilities:
Right of use assets	(26)	(33)
Total deferred tax liabilities	(26)	(33)
Deferred income taxes, net	$—	$—

As of December 31, 2025, the Company has U.S. federal and state net operating loss carryforwards of $52.8 million and $52.7 million, respectively, which may be used to offset future taxable income, if any. As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of $38.0 million and $38.0 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state net operating loss carryforwards begin to expire in 2033 and the U.S. federal net operating losses generated between 2018 and 2024 can be carried forward indefinitely. Federal loss carryforwards of $7.0 million expire between the years 2033 and 2037, and the remainder have no expiration date.
As of December 31, 2025 and 2024, the Company has U.S. federal and state credit carryforwards of $0.3 million and $0.2 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state credit carryforwards begin to expire in 2033. The Company’s ability to utilize these net operating loss carryforwards and tax credit carryforwards may be limited if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382 and 383. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period. The Company has not completed an analysis under Section 382 of the Code.
A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company provides a valuation allowance to offset deferred tax assets for net operating losses incurred during the year and for other deferred tax assets where, in the Company’s opinion, it is more likely than not that the financial statement benefit of these losses will not be realized. The increase in valuation allowance for the years ended December 31, 2025 and 2024 totaled $3.1 million and $4.2 million, respectively.

The Company’s policy is to classify interest and penalties, if any, as components of the income tax provision in the statement of operations. The Company has not recorded any unrecognized tax benefit, interest or penalty in the years ended December 31, 2025 and 2024.
The Company is subject to income tax in the U.S. Federal and Connecticut jurisdictions. The Company did not make any income tax payments during the years ended December 31, 2025 and 2024. As no income taxes were paid, disaggregation by federal or state jurisdiction was not applicable for the periods presented.
Note 13. Segments
The Company has a single segment and allocates resources based on cash resources and operating expense projections. The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Research and development expenses:
Clinical trial expenses:
IT-01 Study (Phase 1/2 Metastatic Cancers)(a)	$—	$(128)
INVINCIBLE-2 Study (Phase 2 Breast)(a)	—	233
INVINCIBLE-3 Study (Phase 3 Sarcoma)(b)	3,806	6,225
INVINCIBLE-4 Study (Phase 2 Breast)(c)	461	524
Other clinical trial expenses	18	223
Clinical trial expenses	4,285	7,077
Contract manufacturing	71	657
Salaries and benefits related	1,521	1,379
Consulting & Other(d)	135	143
Stock-based compensation	773	1,240
Research and development expenses	6,785	10,496
General and administrative expenses:
Salaries and benefits related	1,417	884
Legal fees	451	728
Audit fees	310	349
Consulting	609	768
Insurance	670	874
Other(e)	503	653
Stock-based compensation	1,227	1,833
General and administrative expenses	5,187	6,089
Loss from operations	(11,972)	(16,585)
Other segment items, net(f)	366	317
Net loss	$(11,606)	$(16,268)
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

Note 14.    Subsequent Events
ATM Sales Agreement Issuances
Subsequent to December 31, 2025 through March 22, 2026, the Company issued 16,154 shares of common stock under the ATM Sales Agreement for net proceeds of $0.2 million.
ATM Sales Agreement
On March 23, 2026, the Company filed a prospectus supplement to adjust the maximum the Company may sell and issue under the Sales Agreement to $60.0 million of its Shares, not including the Shares previously sold under the Sales Agreement.