Form 10-Q
period 2026-03-31
INTENSITY THERAPEUTICS, INC.
filed 2026-05-07
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐   No ☒

As of May 6, 2026, the registrant had 2,702,820 shares of common stock outstanding.

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
•our ability to remain listed on The Nasdaq Capital Market; and
•other factors discussed herein and under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2026 (the “2025 Annual Report”), and this Quarterly Report on Form 10-Q.
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
Unless otherwise indicated, the terms “Intensity,” “Company,” “we,” “us,” or “our” refer to Intensity Therapeutics, Inc.

Part I - Financial Information
Item 1. Condensed Financial Statements

INTENSITY THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$10,245	$11,921
Prepaid expenses and other current assets	661	788
Total current assets	10,906	12,709
Right-of-use asset, net	89	96
Other assets	1,296	1,296
Total assets	$12,291	$14,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$636	$583
Accrued expenses	1,574	1,532
Lease liability, current portion	32	31
Total current liabilities	2,242	2,146
Lease liability, long-term portion	70	79
Total liabilities	2,312	2,225
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.0001. Authorized shares of 15,000,000 as of both March 31, 2026 and December 31, 2025. None issued and outstanding as of both March 31, 2026 and December 31, 2025.	—	—
Common stock, par value $.0001. Authorized shares of 135,000,000 as of March 31, 2026 and December 31, 2025, respectively. Issued and outstanding shares of 2,540,518 and 2,524,475 as of March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	90,802	90,265
Accumulated deficit	(80,823)	(78,389)
Total stockholders’ equity	9,979	11,876
Total liabilities and stockholders’ equity	$12,291	$14,101
*Derived from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$1,195	$2,189
General and administrative	1,331	1,205
Total operating expenses	2,526	3,394
Loss from operations	(2,526)	(3,394)

Other income (expense):
Interest income	94	15
Other (expense) income, net	(2)	32
Net loss	$(2,434)	$(3,347)

Loss per share, basic and diluted	$(0.96)	$(5.51)
Weighted average number of shares of common stock, basic and diluted	2,533,918	606,928
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	2,524,475	$-	$90,265	$(78,389)	$11,876
Issuance of common stock in ATM offering, net of $7 issuance costs	16,154	-	150	-	150
Reverse stock split adjustment	(111)	-	-	-	-
Stock-based compensation expense	-	-	387	-	387
Net loss	-	-	-	(2,434)	(2,434)
Balances at March 31, 2026	2,540,518	$-	$90,802	$(80,823)	$9,979

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	604,915	$-	$69,701	$(66,783)	$2,918
Stock-based compensation expense	-	-	435	-	435
Issuance of common stock in ATM offering, net of $17 issuance costs	5,680	-	328	-	328
Net loss	-	-	-	(3,347)	(3,347)
Balances at March 31, 2025	610,595	$-	$70,464	$(70,130)	$334
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,434)	$(3,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in carrying value of right-of-use asset	7	6
Stock-based compensation expense	387	435
Changes in operating assets and liabilities, net:
Prepaid expenses, other current assets, and other assets	127	51
Accounts payable, accrued expenses and other liabilities	87	866
Net cash used in operating activities	(1,826)	(1,989)
Cash flows from financing activities:
Proceeds from ATM offerings	157	345
Issuance costs related to ATM offerings	(7)	(17)
Net cash provided by financing activities	150	328
Net decrease in cash and cash equivalents	(1,676)	(1,661)
Cash and cash equivalents at beginning of period	11,921	2,590
Cash and cash equivalents at end of period	$10,245	$929

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
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through March 31, 2026, the Company has an accumulated deficit of $80.8 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the three months ended March 31, 2026 was $2.4 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash and cash equivalents totaled $10.2 million as of March 31, 2026. Until such time the Company can generate substantial product revenue, the Company plans to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash and cash equivalents as of March 31, 2026, the Company's ability to continue its operations thereafter is dependent on obtaining additional capital, which is not within the Company's control. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
Note 3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2026, and its results of operations and its cash flows for the three months ended March 31, 2026 and 2025. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2025 and 2024 and notes thereto. The accompanying financial statements have been prepared in accordance with GAAP and reflect the operations of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements.

The December 31, 2025 balance sheet information was derived from the audited financial statements as of that date. The Company neither owns nor controls any subsidiary companies.
The significant accounting policies used in preparation of the condensed consolidated financial statements are disclosed in our 2025 Annual report, and there have been no changes to the Company's significant accounting policies during the three months ended March 31, 2026.
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023, which will be applied to future invoices during and at the end of the study. As of both March 31, 2026 and December 31, 2025, the advance payment balance was $1.2 million, and was recorded in Other Assets in the Balance Sheet.
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon the exercise of stock options and warrants are excluded from the computation of diluted weighted average shares outstanding listed in the table below because, when the Company is in a net loss position, they are anti-dilutive. There were no preferred shares outstanding at March 31, 2026 and 2025.

As of March 31, 2026 and 2025, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	March 31,
	2026	2025
Options outstanding	160,428	101,723
Warrants outstanding	338,098	81,663
	498,526	183,386
Recently issued pronouncements
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

Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Savings and checking accounts at major U.S. financial institutions	$867	$86
U.S. Treasury securities money market fund	9,378	11,835
Total	$10,245	$11,921
Note 5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$405	$573
Prepaid research and development costs	18	52
Prepaid other	238	163
Total	$661	$788
Note 6.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development costs	$281	$634
Accrued employee compensation-related expenses	917	800
Accrued other	376	98
Total	$1,574	$1,532

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
On March 23, 2026, the Company filed a prospectus supplement to adjust the maximum the Company may sell and issue under the Sales Agreement to $60.0 million of its Shares (“ATM Adjustment”), not including the Shares previously sold under the Sales Agreement.
Since inception through March 31, 2026, the Company has issued 1,297,655 shares of common stock under the ATM Sales Agreement for net proceeds of $11.5 million, all of which occurred prior to the ATM Adjustment date. For the three months ended March 31, 2026, the Company issued 16,154 shares of common stock under the Sales Agreement for net proceeds of $0.2 million. As of March 31, 2026, the Company may issue and sell up to $60.0 million of Shares remaining under the Sales Agreement.
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
Note 8.    Stock Based Compensation
The Company has a 2013 Stock Option Plan (the “2013 Plan”), which is administered by the Compensation Committee. Under the 2013 Plan, stock options to purchase shares of common stock could be granted to eligible employees, officers, directors and consultants of the Company.
In 2021, the Company replaced the 2013 Plan with the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 120,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lessor of (a) 3.5% of the aggregate number of shares of common stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1 of 2023, 2024, 2025 and 2026, an additional 9,548, 19,193, 21,172 and 88,357 shares, respectively, were authorized under the 2021 Plan. As of March 31, 2026, 126,648 shares were available for issuance under the 2021 Plan.
The Company recorded total stock-based compensation for its outstanding stock options and warrants in its Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$148	$160
General and administrative	239	275
Total stock-based compensation expense	$387	$435
Stock options
For the three months ended March 31, 2026 and 2025, the Company did not issue stock options.
The following table summarizes the activity for stock options under the 2013 and 2021 Plans for the three months ended March 31, 2026:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	160,428	$102.46	7.8	$—
Issued	—	$—
Exercised	—	$—
Forfeited and cancelled	—	$—
Outstanding at March 31, 2026	160,428	$102.46	7.6	$—
Exercisable at March 31, 2026	86,450	$149.11	6.5	$—

All options expire 10 years from date of grant. Options outstanding begin to expire in June 2026. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
As of March 31, 2026, total unrecognized compensation cost related to options was approximately $2.4 million and is expected to be recognized over the remaining weighted average service period of 1.9 years.

Warrants
For the three months ended March 31, 2026 and 2025, the Company did not issue warrants.
The following table summarizes the activity for warrants for the three months ended March 31, 2026:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	339,298	$40.11	3.0	$13
Issued	—	$—
Exercised	—	$—
Forfeited and cancelled	(1,200)	$312.50
Outstanding at March 31, 2026	338,098	$39.14	2.7	$—
Exercisable at March 31, 2026	337,477	$38.94	2.7	$—
All warrants outstanding are exercisable for purchase of common stock.
As of March 31, 2026, total unrecognized compensation cost related to warrants was approximately $0.1 million and is expected to be recognized over the remaining weighted average service period of 1.5 years.

Note 9.    Leases
In July 2023, the Company signed a 5.5-year lease for approximately 2,700 square feet of office space in Shelton, Connecticut.
Rent expense for both the three months ended March 31, 2026 and 2025 was approximately $9,000. Cash paid for operating leases for the three months ended March 31, 2026 and 2025 was approximately $18,000 and $17,000, respectively.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025

Right-of-use asset, net	$89	$96

Lease liability, current portion	32	31
Lease liability, net of current portion	70	79
	$102	$110
The following variables were used to determine the right-of-use asset and the operating lease liabilities at March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Weighted average remaining lease term	2.9 years	3.9 years
Weighted average operating lease discount rate	6.4%	6.4%

Future minimum lease payments under the lease agreement as of March 31, 2026 were as follows (in thousands):

Year ended
2026 (remainder of year)	$28
2027	39
2028	39
2029	7
Total lease payments	113
Less: Amounts representing interest	(11)
Present value of lease liabilities	$102
Note 10.    Other Uncertainties
The Company holds patents in Russia and Israel, both of which are currently involved in military action. The outcomes of these military actions could impact our ability to maintain and protect these patents.
Note 11.    Related Parties
In April 2024, the Company entered into a non-material agreement with a service organization controlled by a board member. For the three months ended March 31, 2026 and 2025, the Company expensed $38,260 and $1,800, and paid $25,038 and $1,800 to the service organization for services performed, which is recognized in research and development expenses on the statement of operations. As of March 31, 2026, the Company recognized $15,022 in accounts payable.
Note 12. Segments
The Company has a single segment and allocates resources based on cash resources and operating expense projections. The table below summarizes the significant expense categories regularly reviewed by the Company’s president and chief executive officer, who is the Company’s chief operating decision maker (“CODM”), for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Research and development expenses:
Clinical trial expenses:
INVINCIBLE-3 Study (Phase 3 Sarcoma)(a)	$493	$1,596
INVINCIBLE-4 Study (Phase 2 Breast)(b)	118	63
Other clinical trial expenses	2	—
Clinical trial expenses	613	1,659
Contract manufacturing	33	24
Salaries and benefits related	329	329
Consulting & Other(c)	71	17
Stock-based compensation	149	160
Research and development expenses	1,195	2,189
General and administrative expenses:
Salaries and benefits related	281	230
Legal fees	161	167
Audit fees	88	77
Consulting	195	196
Insurance	169	157
Other(d)	198	103
Stock-based compensation	239	275
General and administrative expenses	1,331	1,205
Loss from operations	(2,526)	(3,394)
Other segment items(e)	92	47
Net loss	$(2,434)	$(3,347)

(a)In March 2025, the Company paused new site activations and patient enrollments due to funding constraints.
(b)In September 2025, the Company paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6.
(c)Consulting & Other includes research and development consulting costs and travel-related costs.
(d)Other includes facility expenses, office supplies, computer and software related costs, public relations costs, and travel-related costs.
(e)Other segment items include interest income, interest expense, and foreign exchange gains and losses.

Note 13.    Subsequent Events
ATM Sales Agreement Issuances
Subsequent to March 31, 2026, the Company issued 124,553 shares of common stock under the Sales Agreement for net proceeds of $0.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2025 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties. Such statements should be read together with the “Risk Factors” sections of this Quarterly Report on Form 10-Q and the 2025 Annual Report, which discuss important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Statement Regarding Forward-Looking Statements”.
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
Our lead product candidate, INT230-6, is primarily comprised of three components: (i) cisplatin, a proven anti-cancer cytotoxic agent, (ii) vinblastine sulfate, also a proven anti-cancer cytotoxic agent, and (iii) an amphiphilic molecule (“SHAO”) which enables the two cytotoxic agents to disperse through a tumor and diffuse into cancer cells following a direct intratumoral injection. These three components are mixed and combined into one vial at a fixed ratio. Cisplatin and vinblastine sulfate are both generic and available to purchase in bulk supply commercially. The United States Food & Drug Administration (“FDA”) has approved both drugs as intravenous agents for several types of cancers. Cisplatin was first approved in 1978 for testicular cancer, and is also approved in ovarian and bladder cancer. The drug is also used widely in several other cancers including pancreatic and bile duct cancer. Vinblastine sulfate was first approved in 1965, and is also approved in generalized Hodgkin’s disease, lymphocytic lymphoma, advanced carcinoma of the testis, and certain types of sarcomas. The drug is also used in breast and lung cancer treatments.

Our Clinical Programs
In 2017, we initiated a Phase 1/2 dose escalation study (“IT-01 Study”) using INT230-6 in the United States under an investigational new drug application authorized by the FDA and in Canada under a preclinical trial application approved by Health Canada. The study tested the safety and efficacy of INT230-6 in patients with refractory or metastatic cancers, and enrolled 110 patients in three arms: (i) INT230-6 used as a monotherapy, (ii) INT230-6 in combination with Merck’s Keytruda® (pembrolizumab), and (iii) INT230-6 in combination with Bristol Myers Squibb’s Yervoy® (ipilimumab). We completed enrollment of the IT-01 Study in June 2022, locked the IT-01 Study database in February 2023 and finalized the clinical study report in September 2023. We delivered the combination-specific reports and other information to our partners in the fourth quarter of 2023.
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
In July 2024, we initiated and dosed our first patient in a Phase 3 open-label, randomized study (the “INVINCIBLE-3 Study”) testing INT230-6 as a monotherapy compared to the SOC drugs in second-and third-line treatment for certain soft tissue sarcoma subtypes. This 333-patient study with an endpoint of overall survival has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutics Goods Administration. In March 2025, we paused new site activations and patient enrollments due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We have continued to treat all patients enrolled in this study in cooperation with our third-party contract research organizations (“CRO”) to reduce ongoing costs during this pause. In April 2026, we decided to resume enrollment in the INVINCIBLE-3 Study in a limited number of U.S. sites by the third quarter of 2026, and we have prioritized commencing full patient enrollment and site activations once sufficient incremental funding is obtained.
In October 2024, in collaboration with the Swiss Cancer Institute, formerly the Swiss Cancer Group for Clinical Cancer Research (SAKK), we initiated and dosed our first patient in a Phase 2 study (the “INVINCIBLE-4 Study”) to treat patients with localized triple-negative breast cancer. The endpoint is the change in the pathological complete response (“pCR”) rate for the combination compared to the SOC alone. In September 2025, we paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6 in Cohort A due to some patients in Cohort A experiencing localized skin irritation near the tumor site. In March 2026, we reported preliminary data from the first 14 patients showing a 71% pCR in patients receiving INT230-6 in Cohort A and a 33% pCR in patients receiving the SOC alone. There was also 44% reduction in grade 3 adverse events in Cohort A compared to Cohort B. In March 2026, a protocol amendment was submitted to the Swissmedic and the Swiss Ethics Committee to use a lower drug volume per tumor volume ratio and a single injection of INT230-6. Full approval to resume enrollment was granted on March 26, 2026, and we plan to resume enrollment in the second quarter of 2026. We are currently targeting to complete enrollment by the end of 2027 and will likely add resources to help sites enroll new patients. In the event we are unable to obtain sufficient additional funding, we may have to delay the completion of the INVINCIBLE-4 Study until such funding is obtained.
We have also successfully developed Phase 3 quality analytical methods for the three INT230-6 components and successfully manufactured multiple large-scale batch of INT230-6. In a meeting with the FDA in the fourth quarter of 2023, we agreed on a chemical manufacture and control (“CMC”) plan for Phase 3 and product registration for our three key ingredients and INT230-6. If we successfully execute the agreed-upon plan, we expect that the CMC portion of a New Drug Application (“NDA”) should be acceptable to the FDA for product approval and registration (subject to final NDA review).
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through net proceeds received from issuances of our common stock, preferred stock and convertible notes. As of March 31, 2026, we had approximately $10.2 million of cash and cash equivalents. Since our inception, we have incurred significant operating losses. We incurred net losses of $2.4 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $80.8 million.

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
•Contract Manufacturing includes:
◦Manufacturing of products for use in our preclinical studies and clinical trials, including payments to contract manufacturing organizations;
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

Results of Operations
The following tables summarize our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$1,195	$2,189	$(994)
General and administrative	1,331	1,205	126
Total operating expenses	2,526	3,394	(868)
Loss from operations	(2,526)	(3,394)	868
Interest income	94	15	79
Other (expense) income, net	(2)	32	(34)
Net loss	$(2,434)	$(3,347)	$913

	Three Months Ended March 31,
	2026	2025	Change
Research and development expenses:
Clinical trial expenses:
INVINCIBLE-3 Study (Phase 3 Sarcoma)	$493	$1,596	$(1,103)
INVINCIBLE-4 Study (Phase 2 Breast)	118	63	55
Other	2	—	2
Clinical trial expenses	613	1,659	(1,046)
Contract manufacturing	33	24	9
Salaries and benefits related costs	329	329	—
Consulting & Other	71	17	54
Stock-based compensation	149	160	(11)
Total research and development expenses	$1,195	$2,189	$(994)

	Three Months Ended March 31,
	2026	2025	Change
General and administrative expenses:
Salaries and benefits related costs	$281	$230	$51
Legal fees	161	167	(6)
Audit fees	88	77	11
Consulting	195	196	(1)
Insurance	169	157	12
Other	198	103	95
Stock-based compensation	239	275	(36)
Total general and administrative expenses	$1,331	$1,205	$126

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Research and development expenses during the three months ended March 31, 2026 decreased $1.0 million or 45%, compared to the three months ended March 31, 2025, and was primarily due to the following:

•INVINCIBLE-3 Study costs decreased $1.1 million. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We have continued to treat all patients enrolled in this study in cooperation with our third-party CROs during this pause. We plan to resume enrollment in the INVINCIBLE-3 Study in a limited number of U.S. sites by the third quarter of 2026, and we have prioritized commencing full patient enrollment and site activations once sufficient incremental funding is obtained.
•Salaries and benefits related costs decreased due to lower headcount in 2026, which was entirely offset by an estimated bonus accrual during the three months ended March 31, 2026 compared to no estimated accrual during the three months ended March 31, 2025.

General and administrative expenses during the three months ended March 31, 2026 increased marginally by $0.1 million or 10%, compared to the three months ended March 31, 2025, and were primarily due to the following:

•Salaries and benefits related costs increased due to an estimated bonus accrual during the three months ended March 31, 2026 compared to no estimated accrual during the three months ended March 31, 2025, which were partially offset by lower stock-based compensation.
•Higher one-time expenses related to our Reverse Stock Split in February 2026 during the three months ended March 31, 2026.

Interest income in 2026 and 2025 related to interest earned on cash and investment balances.
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
On March 23, 2026, we filed a prospectus supplement to adjust the maximum that we may sell and issue under the Sales Agreement to $60.0 million of our shares of common stock, not including the shares previously sold under the Sales Agreement. Since inception through March 31, 2026, we have issued 1,297,655 shares of common stock under the Sales Agreement for net proceeds of $11.5 million. Subsequent to March 31, 2026, we have issued an additional 124,553 shares of common stock under the Sales Agreement for net proceeds of $0.6 million.
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
As of March 31, 2026, our cash and cash equivalents were approximately $10.2 million. Based on our balances in cash and cash equivalents, our ability to continue our operations is dependent on obtaining additional capital, which is not within our control. As a result, we believe there is substantial doubt about our ability to continue as a going concern.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,826)	$(1,989)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	150	328
Net decrease in cash and cash equivalents	$(1,676)	$(1,661)
Operating Activities
Our cash used in operating activities for the three months ended March 31, 2026 was $1.8 million, comprising of (i) our net loss of $2.4 million, as adjusted for $0.4 million in non-cash expenses (primarily for non-cash stock based compensation of $0.4 million), and (ii) net changes in operating assets and liabilities of $0.2 million.

Our cash used in operating activities for the three months ended March 31, 2025 was $2.0 million, comprising of (i) our net loss of $3.3 million, as adjusted for $0.4 million in non-cash expenses (primarily for non-cash stock based compensation of $0.4 million), and (ii) net changes in operating assets and liabilities of $0.9 million.
Investing Activities
There were no investing activities during the three months ended March 31, 2026 or March 31, 2025.
Financing Activities
Our cash provided by financing activities during the three months ended March 31, 2026 was $0.2 million, comprised entirely from net proceeds received from the issuance of common stock under the Sales Agreement.

Our cash provided by financing activities during the three months ended March 31, 2025 was $0.3 million, comprised entirely from net proceeds received from the issuance of common stock under the Sales Agreement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2026.
Critical Accounting Policies and Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our 2025 Annual Report. No significant changes to our accounting policies took place during the three months ended March 31, 2026.
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
As of March 31, 2026, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant, dated June 30, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on July 5, 2023).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on February 13, 2026)
3.3	Second Amended and Restated Bylaws, dated November 21, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on November 22, 2023).
3.4	Amendment to the Amended and Restated Bylaws, certified as of August 12, 2025 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 12, 2025).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intensity Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	May 7, 2026
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	May 7, 2026
Joseph Talamo	(principal financial officer)