Form 10-Q
period 2026-06-30
INTENSITY THERAPEUTICS, INC.
filed 2026-08-11
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐   No ☒

As of August 7, 2026, the registrant had 3,264,879 shares of common stock outstanding.

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
Unless otherwise indicated, the terms “Intensity,” “Company,” “we,” “us,” or “our” refer to Intensity Therapeutics, Inc.

Part I - Financial Information
Item 1. Condensed Financial Statements

INTENSITY THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$9,529	$11,921
Prepaid expenses and other current assets	1,700	788
Total current assets	11,229	12,709
Right-of-use asset, net	82	96
Other assets	210	1,296
Total assets	$11,521	$14,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,009	$583
Accrued expenses	1,203	1,532
Lease liability, current portion	33	31
Total current liabilities	2,245	2,146
Lease liability, long-term portion	62	79
Total liabilities	2,307	2,225
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.0001. Authorized shares of 15,000,000. None issued and outstanding as of both June 30, 2026 and December 31, 2025.	—	—
Common stock, par value $0.0001. Authorized shares of 135,000,000. Issued and outstanding shares of 2,945,552 and 2,524,475 as of June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	93,044	90,265
Accumulated deficit	(83,830)	(78,389)
Total stockholders’ equity	9,214	11,876
Total liabilities and stockholders’ equity	$11,521	$14,101
*Derived from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,833	$1,541	$3,028	$3,730
General and administrative	1,251	1,164	2,582	2,369
Total operating expenses	3,084	2,705	5,610	6,099
Loss from operations	(3,084)	(2,705)	(5,610)	(6,099)

Other income (expense):
Interest income	77	17	171	33
Other (expense) income, net	-	151	(2)	182
Net loss	$(3,007)	$(2,537)	$(5,441)	$(5,884)

Loss per share, basic and diluted	$(1.11)	$(3.36)	$(2.08)	$(8.64)
Weighted average number of shares of common stock, basic and diluted	2,706,607	754,725	2,620,740	681,235
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	2,524,475	$-	$90,265	$(78,389)	$11,876
Issuance of common stock in ATM offering, net of $7 issuance costs	16,154	-	150	-	150
Reverse stock split adjustment	(111)	-	-	-	-
Stock-based compensation expense	-	-	387	-	387
Net loss	-	-	-	(2,434)	(2,434)
Balances at March 31, 2026	2,540,518	$-	$90,802	$(80,823)	$9,979
Stock-based compensation expense	-	-	387	-	387
Issuance of common stock in ATM offering, net of $60 issuance costs	361,432	-	1,604	-	1,604
Issuance of common stock to CEO in lieu of cash bonus	37,749	-	231	-	231
Issuance of common stock in employee stock purchase plan	5,853	-	20	-	20
Net loss	-	-	-	(3,007)	(3,007)
Balances at June 30, 2026	2,945,552	$-	$93,044	$(83,830)	$9,214

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	604,915	$-	$69,701	$(66,783)	$2,918
Stock-based compensation expense	-	-	435	-	435
Issuance of common stock in ATM offering, net of $17 issuance costs	5,680	-	328	-	328
Net loss	-	-	-	(3,347)	(3,347)
Balances at March 31, 2025	610,595	$-	$70,464	$(70,130)	$334
Stock-based compensation expense	-	-	644	-	644
Issuance of common stock in public offering, net of $698 issuance costs	432,383	-	2,678	-	$2,678
Issuance of warrants in public offerings, net of $235 issuance costs	-	-	1,041	-	$1,041
Issuance of common stock in employee stock purchase plan	3,679	-	24	-	$24
Net loss	-	-	-	(2,537)	(2,537)
Balances at June 30, 2025	1,046,657	$-	$74,851	$(72,667)	$2,184
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,441)	$(5,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in carrying value of right-of-use asset	14	13
Stock-based compensation expense	774	1,079
Changes in operating assets and liabilities, net:
Prepaid expenses, other current assets, and other assets	174	(47)
Accounts payable, accrued expenses and other liabilities	313	394
Net cash used in operating activities	(4,166)	(4,445)
Cash flows from financing activities:
Proceeds from public offerings	-	4,652
Issuance costs related to public offerings	-	(933)
Proceeds from ATM offerings	1,821	345
Issuance costs related to ATM offerings	(67)	(17)
Proceeds from common stock issuances	20	24
Net cash provided by financing activities	1,774	4,071
Net decrease in cash and cash equivalents	(2,392)	(374)
Cash and cash equivalents at beginning of period	11,921	2,590
Cash and cash equivalents at end of period	$9,529	$2,216

Supplemental information of non-cash financing activities:
Issuance of common stock to CEO in lieu of cash bonus	$231	$-
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
On February 19, 2026, the Company effected a 1-for-25 reverse stock split (the “Reverse Stock Split”). Every 25 shares of the Company’s issued and outstanding shares of the Company’s common stock were automatically converted into one share of the Company’s common stock. All fractional shares created by the Reverse Stock Split were paid in cash. The Reverse Stock Split has no impact on the par value per share of the Company’s common stock which remains at $0.0001. All holders of options and warrants had the exercise price multiplied by 25 and the number of shares issuable upon exercise divided by 25. All current and prior period amounts related to shares, share prices and loss per share, presented in the Company’s financial statements and the accompanying notes have been restated for the Reverse Stock Split.
Note 2.    Liquidity and Plan of Operation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through June 30, 2026, the Company has an accumulated deficit of $83.8 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the six months ended June 30, 2026 was $5.4 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash and cash equivalents totaled $9.5 million as of June 30, 2026. Until such time the Company can generate substantial product revenue, the Company plans to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash and cash equivalents as of June 30, 2026, the Company's ability to continue its operations thereafter is dependent on obtaining additional capital, which is not within the Company's control. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
Note 3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2026, and its results of operations and its cash flows for the three and six months ended June 30, 2026 and 2025. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2025 and 2024 and notes thereto. The accompanying financial statements have been prepared in accordance with GAAP and reflect the operations of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements.

The December 31, 2025 balance sheet information was derived from the audited financial statements as of that date. The Company neither owns nor controls any subsidiary companies.
The significant accounting policies used in preparation of the condensed financial statements are disclosed in our 2025 Annual report, and there have been no changes to the Company's significant accounting policies during the six months ended June 30, 2026.
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023 to a CRO, which will be applied to future invoices during and at the end of the study. As of December 31, 2025, the advance payment balance was $1.2 million, and was recorded in Other Assets in the Balance Sheet. In May 2026, the Company issued a termination notice to the CRO, and initiated transition efforts. As of June 30, 2026, the advance payment balance was $1.2 million, and was recorded in Prepaid Expenses and Other Current Assets in the Balance Sheet.
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon the exercise of stock options and warrants are excluded from the computation of diluted weighted average shares outstanding listed in the table below because, when the Company is in a net loss position, they are anti-dilutive. There were no preferred shares outstanding at June 30, 2026 and 2025.
As of June 30, 2026 and 2025, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	June 30,
	2026	2025
Options outstanding	157,628	161,632
Warrants outstanding	335,658	345,482
	493,286	507,114
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

Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Savings and checking accounts at major U.S. financial institutions	$474	$86
U.S. Treasury securities money market fund	9,055	11,835
Total	$9,529	$11,921
Note 5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$239	$573
Prepaid research and development costs	1,298	52
Prepaid other	163	163
Total	$1,700	$788

Note 6.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development costs	$792	$634
Accrued employee compensation-related expenses	269	800
Accrued other	142	98
Total	$1,203	$1,532
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
Since inception through June 30, 2026, the Company has issued 1,659,087 shares of common stock under the Sales Agreement for net proceeds of $13.1 million, of which $1.6 million occurred subsequent to the ATM Adjustment date. For the six months ended June 30, 2026, the Company issued 377,586 shares of common stock under the Sales Agreement for net proceeds of $1.8 million. As of June 30, 2026, the Company may issue and sell up to $58.4 million of Shares remaining under the Sales Agreement.
April 2025 Public Offering
On April 24, 2025, the Company commenced a best efforts public offering (the “April 2025 Offering”) of an aggregate of (i) 125,333 shares (the “Shares”) of the Company’s common stock, (ii) 125,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-1 Common Warrant Shares”), (iii) 125,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Common Warrants, the “Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the “Warrant Shares”). In connection with the April 2025 Offering, the Company entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the April 2025 Offering. The April 2025 Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of common stock and one Series B-2 Common Warrant to purchase one share of common stock. The combined offering price for each Share and accompanying Warrants was $18.75. Each Warrant has an exercise price of $21.25 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants will expire on the eighteen-month anniversary of the date of issuance. The Company raised an aggregate of $2.35 million in the April 2025 Offering, and net proceeds of the April 2025 Offering, after deducting the fees and expenses were approximately $1.9 million.
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
In 2021, the Company replaced the 2013 Plan with the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 120,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1 of 2023, 2024, 2025 and 2026, an additional 9,548, 19,193, 21,172 and 88,357 shares, respectively, were authorized under the 2021 Plan. On June 16, 2026, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for sale under the Plan by 150,000. As of June 30, 2026, 238,899 shares were available for issuance under the 2021 Plan.
The Company recorded total stock-based compensation for its outstanding stock options and warrants in its Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$150	$263	$299	$423
General and administrative	237	381	475	656
Total stock-based compensation expense	$387	$644	$774	$1,079
In April 2026, the Company’s CEO was issued 37,749 shares of fully vested common stock under the 2021 Plan in partial satisfaction of his 2025 bonus payment in lieu of cash. The common shares were issued at $6.11 per share for a total value of $0.2 million.
Stock options
The following table summarizes the range of assumptions used to estimate the fair value of stock options issued using the Black-Scholes-Merton option pricing model:

	Six Months Ended June 30,
	2026	2025
Stock price	n/a	$14.25
Exercise price	n/a	$14.25
Expected volatility	n/a	106.8% to 107.9%
Risk free interest rates	n/a	4.1% to 4.6%
Expected term (years)	n/a	6.5 to 7

For the six months ended June 30, 2025, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the initial public offering (“IPO”) and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for stock options under the 2013 and 2021 Plans for the six months ended June 30, 2026:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	160,428	$102.46	7.8	$—
Issued	—	$—
Exercised	—	$—
Forfeited and cancelled	(2,800)	$100.00
Outstanding at June 30, 2026	157,628	$102.50	7.5	$—
Exercisable at June 30, 2026	98,372	$131.09	6.8	$—

All options expire 10 years from date of grant. Options outstanding begin to expire in September 2026. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
As of June 30, 2026, total unrecognized compensation cost related to options was approximately $2.0 million and is expected to be recognized over the remaining weighted average service period of 1.8 years.
Warrants
The following table summarizes the range of assumptions used to estimate the fair value of warrants issued using the Black-Scholes-Merton option pricing model:

Six Months Ended June 30,
	2026	2025
Stock price	n/a	$7.50 to $18.75
Exercise price	n/a	$9.50 to $21.25
Expected volatility	n/a	96.3% to 103.8%
Risk free interest rates	n/a	3.87% to 3.91%
Expected term (years)	n/a	1.5 to 5
For the six months ended June 30, 2025, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the warrant represents the period the warrants are expected to be outstanding.
The following table summarizes the activity for warrants for the six months ended June 30, 2026:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	339,298	$40.11	3.0	$13
Issued	—	$—
Exercised	—	$—
Forfeited and cancelled	(3,640)	$242.17
Outstanding at June 30, 2026	335,658	$37.92	2.4	$—
Exercisable at June 30, 2026	335,037	$37.71	2.4	$—
All warrants outstanding are exercisable for purchase of common stock.
As of June 30, 2026, total unrecognized compensation cost related to warrants was approximately $0.1 million and is expected to be recognized over the remaining weighted average service period of 1.4 years.

Note 9.    Leases
In July 2023, the Company signed a 5.5-year lease for approximately 2,700 square feet of office space in Shelton, Connecticut.
Rent expense for the three and six months ended June 30, 2026 was approximately $9,000 and $17,000, respectively, and for the three and six months ended June 30, 2025 was approximately $9,000 and $17,000, respectively. Cash paid for the operating lease for the three and six months ended June 30, 2026 was approximately $18,000 and $36,000, respectively, and for the three and six months ended June 30, 2025 was approximately $17,000 and $33,000, respectively.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025

Right-of-use asset, net	$82	$96

Lease liability, current portion	33	31
Lease liability, net of current portion	62	79
	$95	$110
The following variables were used to determine the right-of-use asset and the operating lease liabilities at June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Weighted average remaining lease term	2.7 years	3.7 years
Weighted average operating lease discount rate	6.4%	6.4%

Future minimum lease payments under the lease agreement as of June 30, 2026 were as follows (in thousands):

Year ended
2026 (remainder of year)	$19
2027	39
2028	39
2029	7
Total lease payments	104
Less: Amounts representing interest	(9)
Present value of lease liabilities	$95
Note 10.    Other Uncertainties
The Company holds patents in Russia and Israel, both of which are currently involved in military action. The outcomes of these military actions could impact our ability to maintain and protect these patents.
Note 11.    Related Parties
In April 2024, the Company entered into a non-material agreement with a service organization controlled by a board member. For the three and six months ended June 30, 2026, the Company expensed $4,470 and $42,729, and paid $15,022 and $40,060 to the service organization for services performed. For the three and six months ended June 30, 2025, the Company expensed $32,985 and $34,785, and paid $16,675 and $18,475 to the service organization for services performed. The Company recognized the expenses in research and development expenses on the statement of operations. As of June 30, 2026, the Company recognized $4,470 in accounts payable.
Note 12. Segments
The Company has a single segment and allocates resources based on cash resources and operating expense projections. The table below summarizes the significant expense categories regularly reviewed by the Company’s president and chief executive officer, who is the Company’s chief operating decision maker (“CODM”), for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
Clinical trial expenses:
INVINCIBLE-3 Study (Phase 3 Sarcoma)(a)	$1,132	$788	$1,625	$2,383
INVINCIBLE-4 Study (Phase 2 Breast)(b)	51	134	169	197
Other clinical trial expenses	—	14	2	14
Clinical trial expenses	1,183	936	1,796	2,594
Contract manufacturing	49	6	82	29
Salaries and benefits related	398	292	727	622
Consulting and Other(c)	53	44	124	62
Stock-based compensation	150	263	299	423
Research and development expenses	1,833	1,541	3,028	3,730
General and administrative expenses:
Salaries and benefits related	310	234	591	464
Legal fees	82	74	243	243
Audit fees	69	88	158	165
Consulting	158	121	353	317
Insurance	170	160	339	316
Other(d)	225	106	423	208
Stock-based compensation	237	381	475	656
General and administrative expenses	1,251	1,164	2,582	2,369
Loss from operations	(3,084)	(2,705)	(5,610)	(6,099)
Other segment items(e)	77	168	169	215
Net loss	$(3,007)	$(2,537)	$(5,441)	$(5,884)

(a)In March 2025, the Company paused new site activations and patient enrollments due to funding constraints. In April 2026, the Company initiated plans to resume enrollment in a limited number of U.S. sites.
(b)In September 2025, the Company paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6. In March 2026, a protocol amendment was approved by the Swissmedic and the Swiss Ethics Committee to use a lower drug volume per tumor volume ratio and a single injection of INT230-6 and the Company has resumed enrollment.
(c)Consulting & Other includes research and development consulting costs and travel-related costs.
(d)Other includes facility expenses, office supplies, computer and software related costs, public relations costs, and travel-related costs.
(e)Other segment items include interest income and foreign exchange gains and losses.

Note 13.    Subsequent Events
ATM Sales Agreement Issuances
Subsequent to June 30, 2026, the Company issued 319,327 shares of common stock under the Sales Agreement for net proceeds of $1.3 million.

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
Overview
Intensity Therapeutics, Inc. is a late-stage clinical biotechnology company passionately committed to applying scientific leadership in the field of localized cancer reduction leading to anti-cancer immune activation. Our new approach involves the direct injection into tumors of a unique product created from our DfuseRxSM discovery platform. Our technology makes use of non-covalent conjugation between transporter molecules and potent drug payloads.
Intratumoral (“IT”) treatment, or treatment designed to contain a drug inside a tumor without harming the rest of the body, has been an objective of clinicians since discovery of chemotherapeutic agents. The challenge with IT treatment approaches is that a tumor’s lipophilic, high fat, dense and pressurized microenvironment is incompatible with and does not absorb water-based products. We believe that this drug delivery challenge limits the effectiveness of prior and current IT treatments, which involve injecting aqueous drugs into a tumor without sufficient consideration of the tumor environment, regardless of the drug’s mechanism or approach. Accordingly, there remains a continued unmet need for the development of direct IT therapies for solid tumors that provide high local killing efficacy coupled with nontoxic systemic anti-cancer effects. We believe we have created a product candidate, using our non-covalent conjugation chemistry, with the necessary physical properties to overcome this local delivery challenge. Evidence shows the mechanism of tumor killing achieved by our drug candidate also leads to systemic immune activation and T-cell repertoire expansion in certain cancers.
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
Our lead product candidate, INT230-6, is primarily comprised of three components: (i) cisplatin, a proven anti-cancer cytotoxic agent, (ii) vinblastine sulfate, also a proven anti-cancer cytotoxic agent, and (iii) an amphiphilic molecule (“SHAO”) which enables the two cytotoxic agents to disperse through a tumor and diffuse into cancer cells following a direct intratumoral injection. These three components are mixed and combined into one vial at a fixed ratio. Cisplatin and vinblastine sulfate are both available to purchase in bulk supply commercially. The United States Food & Drug Administration (“FDA”) has approved both drugs as intravenous agents for several types of cancers. Cisplatin was first approved in 1978 for testicular cancer, and is also approved in ovarian and bladder cancer. The drug is also used widely in several other cancers including pancreatic and bile duct cancer. Vinblastine sulfate was first approved in 1965, and is also approved in generalized Hodgkin’s disease, lymphocytic lymphoma, advanced carcinoma of the testis, and certain types of sarcomas. The drug is also used in breast and lung cancer treatments.

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
In 2021, we initiated a Phase 2 randomized study that tested INT230-6 as a monotherapy treatment in early-stage breast cancer for patients not suitable for presurgical chemotherapy (the “INVINCIBLE-2 Study”). The study enrolled 91 subjects and the database was locked in November 2023. The key endpoint was whether INT230-6 could reduce a patient’s cancer compared to no treatment or saline injections. Substantial reduction of cancer presurgically in aggressive forms of cancer has been shown to correlate with delaying disease recurrence. The key endpoints of the INVINCIBLE-2 Study were to understand the percentage of necrosis that can be achieved in tumors of varying sizes for a given dose, especially for tumors larger than 2 centimeters in longest diameter. We also sought to determine whether a local or whole-body anti-cancer immune response could be induced. The INVINCIBLE-2 Study demonstrated a high order of necrosis in presurgical breast cancer tumors in the period from diagnosis to surgery, with some patients experiencing greater than 95% necrosis of the tumor. Data from the INVINCIBLE-2 Study demonstrated that INT230-6 had a favorable safety profile. There was also an increase of certain types of immune cells (CD4+ and NK T-cells) in the tumor and blood. Additionally, there was an increase in the T-cells repertoire relative to control.
In July 2024, we initiated and dosed our first patient in a Phase 3 open-label, randomized study (the “INVINCIBLE-3 Study”) testing INT230-6 as a monotherapy compared to the standard of care (“SOC”) drugs in second- and third-line treatment for certain soft tissue sarcoma subtypes. This 333-patient study with an endpoint of overall survival has been authorized by the FDA, Health Canada, the European Medicines Authority, and Australia's Therapeutic Goods Administration. In March 2025, we paused new site activations and patient enrollments due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We have continued to treat all patients enrolled in this study in cooperation with our third-party contract research organizations (“CRO”) to reduce ongoing costs during this pause. In April 2026, we initiated activities to resume enrollment in a limited number of U.S. sites in the INVINCIBLE-3 Study using an FDA-reviewed amended protocol based on important learnings from patients enrolled prior to the pause. Patient enrollment will likely begin in the third quarter of 2026. Increased site activation and patient enrollment rates are expected as sufficient incremental funding is obtained.
In October 2024, in collaboration with the Swiss Cancer Institute, formerly the Swiss Cancer Group for Clinical Cancer Research (SAKK), we initiated and dosed our first patient in a Phase 2 study (the “INVINCIBLE-4 Study”) to treat patients with localized triple-negative breast cancer. The endpoint is the change in the pathological complete response (“pCR”) rate for the combination compared to the SOC alone. In September 2025, we paused new patient enrollment to revise the dosing regimen for patients receiving INT230-6 in Cohort A due to some patients in Cohort A experiencing localized skin irritation near the tumor site. Preliminary data from the first 14 patients (seven in each cohort) showed a 71% pCR in patients receiving INT230-6 in Cohort A and a 42% pCR in patients receiving the SOC alone (Cohort B). There was also a 44% reduction in grade 3 adverse events in Cohort A compared to Cohort B and fewer immune-related adverse events when our INT230-6 was added prior to the immunochemotherapy. In March 2026, a protocol amendment was approved by the Swissmedic and the Swiss Ethics Committee to use a lower drug volume per tumor volume ratio and a single injection of INT230-6, and patient enrollment was resumed in the second quarter of 2026. In July 2026, the Company restarted patient treatment and is currently targeting to complete enrollment by the end of 2027, and will likely add resources to help sites enroll new patients. In August 2026, the Company opened its first site in France for accrual following EU submission of the modified protocol.
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
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. Our research has been selected for oral presentations at major oncology conferences including the American Society of Clinical Oncology (“ASCO”), the Society for Immunotherapy of Cancer (“SITC”), the Connective Tissue Oncology Society (“CTOS”) and the San Antonio Breast Cancer Society (“SABCS”). Our research has undergone peer review and been published in high-impact journals such as OncoImmunology (a paper written jointly with the NCI) and The Lancet’s journal eBioMedicine. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through net proceeds received from issuances of our common stock, preferred stock and convertible notes. As of June 30, 2026, we had approximately $9.5 million of cash and cash equivalents. Subsequent to June 30, 2026, we raised an additional $1.3 million in net proceeds under the Sales Agreement. Since our inception, we have incurred significant operating losses. We incurred net losses of $5.4 million and $5.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $83.8 million.

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
Research and Development Expenses
•Salaries and Benefits Related Costs include employee-related expenses such as salaries, bonuses and related benefits for employees engaged in research and development functions.
•Clinical Trial Expenses include payments to third parties in connection with the clinical development of our product candidates, including CROs, and costs due to clinical trials for patient care.
•Contract Manufacturing includes:
◦Manufacturing of products for use in our preclinical studies and clinical trials, including payments to contract manufacturing organizations;
◦Manufacture of new enhancer compounds;
◦Manufacture and labeling of GMP product candidate;
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
•Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements, review of our interim financial statements, and comfort and consent letters.
•Consulting services provided by non-employees for general and administrative tasks, include accounting, tax, human resources, finance, investor relations, board compensation, and internet support.
•Insurance includes directors and officers’ insurance, workers’ compensation insurance, product liability insurance, business insurance, employee and cyber liability insurance.
•Other includes facility expenses, office supplies, computer related costs, public relations costs, recruiting costs and conferences.
•Stock-based Compensation relates to stock options granted to our employees and board members and warrants granted to our independent consultants who work in the general and administrative aspects.
Other income and expenses
We earned interest income on our cash balances.

Results of Operations
The following tables summarize our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$1,833	$1,541	$292	$3,028	$3,730	$(702)
General and administrative	1,251	1,164	87	2,582	2,369	213
Total operating expenses	3,084	2,705	379	5,610	6,099	(489)
Loss from operations	(3,084)	(2,705)	(379)	(5,610)	(6,099)	489
Interest income	77	17	60	171	33	138
Other (expense) income, net	-	151	(151)	(2)	182	(184)
Net loss	$(3,007)	$(2,537)	$(470)	$(5,441)	$(5,884)	$443

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Research and development expenses:
Clinical trial expenses:
INVINCIBLE-3 Study (Phase 3 Sarcoma)	$1,132	$788	$344	$1,625	$2,383	$(758)
INVINCIBLE-4 Study (Phase 2 Breast)	51	134	(83)	169	197	(28)
Other	—	14	(14)	2	14	(12)
Clinical trial expenses	1,183	936	247	1,796	2,594	(798)
Contract manufacturing	49	6	43	82	29	53
Salaries and benefits related costs	398	292	106	727	622	105
Consulting and Other	53	44	9	124	62	62
Stock-based compensation	150	263	(113)	299	423	(124)
Total research and development expenses	$1,833	$1,541	$292	$3,028	$3,730	$(702)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
General and administrative expenses:
Salaries and benefits related costs	$310	$234	$76	$591	$464	$127
Legal fees	82	74	8	243	243	-
Audit fees	69	88	(19)	158	165	(7)
Consulting	158	121	37	353	317	36
Insurance	170	160	10	339	316	23
Other	225	106	119	423	208	215
Stock-based compensation	237	381	(144)	475	656	(181)
Total general and administrative expenses	$1,251	$1,164	$87	$2,582	$2,369	$213

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Research and development expenses during the three months ended June 30, 2026 increased $0.3 million or 19%, compared to the three months ended June 30, 2025, and were primarily due to the following:

•INVINCIBLE-3 Study costs increased $0.3 million. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We have continued to treat all patients enrolled in this study in cooperation with our third-party CROs during this pause. In April 2026, we initiated plans to resume enrollment in the INVINCIBLE-3 Study in a limited number of U.S. sites by the third quarter of 2026, and we have prioritized commencing full patient enrollment and site activations once sufficient incremental funding is obtained.
•Salaries and benefits related costs increased due to an estimated bonus accrual during the three months ended June 30, 2026 compared to no estimated accrual during the three months ended June 30, 2025.

•Stock-based compensation decreased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as no stock-based compensation awards were granted during the first half of 2026.

General and administrative expenses during the three months ended June 30, 2026 increased marginally by $0.1 million or 7%, compared to the three months ended June 30, 2025, and were primarily due to the following:

•Salaries and benefits related costs increased due to an estimated bonus accrual during the three months ended June 30, 2026 compared to no estimated accrual during the three months ended June 30, 2025.
•Other expenses increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to higher Delaware franchise costs related to our Reverse Stock Split in February 2026.
•Stock-based compensation decreased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as no stock-based compensation awards were granted during the first half of 2026.

Interest income in 2026 and 2025 related to interest earned on cash.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Research and development expenses during the six months ended June 30, 2026 decreased $0.7 million or 19%, compared to the six months ended June 30, 2025, and were primarily due to the following:

•INVINCIBLE-3 Study costs decreased $0.8 million. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We have continued to treat all patients enrolled in this study in cooperation with our third-party CROs during this pause. In April 2026, we initiated plans to resume enrollment in the INVINCIBLE-3 Study in a limited number of U.S. sites by the third quarter of 2026, and we have prioritized commencing full patient enrollment and site activations once sufficient incremental funding is obtained.
•Salaries and benefits related costs increased due to an estimated bonus accrual during the six months ended June 30, 2026 compared to no estimated accrual during the six months ended June 30, 2025.
•Stock-based compensation decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as no stock-based compensation awards were granted during the first half of 2026.

General and administrative expenses during the six months ended June 30, 2026 increased marginally by $0.2 million or 9%, compared to the six months ended June 30, 2025, and were primarily due to the following:

•Salaries and benefits related costs increased due to an estimated bonus accrual during the six months ended June 30, 2026 compared to no estimated accrual during the six months ended June 30, 2025
•Other expenses increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to higher Delaware franchise costs related to our Reverse Stock Split in February 2026.
•Stock-based compensation decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as no stock-based compensation awards were granted during the first half of 2026.
Interest income in 2026 and 2025 related to interest earned on cash.
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
On March 23, 2026, we filed a prospectus supplement to adjust the maximum that we may sell and issue under the Sales Agreement to $60.0 million of our shares of common stock, not including the shares previously sold under the Sales Agreement. Since inception through June 30, 2026, we have issued 1,659,087 shares of common stock under the Sales Agreement for net proceeds of $13.1 million. As of June 30, 2026, we may issue and sell up to $58.4 million of Shares remaining under the Sales Agreement. Subsequent to June 30, 2026, we have issued an additional 319,327 shares of common stock under the Sales Agreement for net proceeds of $1.3 million.
On October 30, 2025, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the investor 200,000 shares of common stock at a price of $20.00 per share, for aggregate gross proceeds of $4.0 million before deducting the placement agent’s fees and related offering expenses.
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
On April 24, 2025, we commenced a best efforts public offering (the “April 2025 Offering”) of an aggregate of (i) 125,333 shares (the “Shares”) of our common stock, (ii) 125,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-1 Common Warrant Shares”), (iii) 125,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Common Warrants, the “Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the “Warrant Shares”). In connection with the April 2025 Offering, we entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the April 2025 Offering. The April 2025 Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of common stock and one Series B-2 Common Warrant to purchase one share of common stock. The combined offering price for each Share and accompanying Warrants was $18.75. Each Warrant has an exercise price of $21.25 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants will expire on the eighteen-month anniversary of the date of issuance. We raised an aggregate of $2.35 million in the April 2025 Offering, and net proceeds of the April 2025 Offering, after deducting the fees and expenses were approximately $1.9 million.
As of June 30, 2026, our cash and cash equivalents were approximately $9.5 million. Based on our balances in cash and cash equivalents, our ability to continue our operations is dependent on obtaining additional capital, which is not within our control. As a result, we believe there is substantial doubt about our ability to continue as a going concern.

The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(4,166)	$(4,445)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	1,774	4,071
Net decrease in cash and cash equivalents	$(2,392)	$(374)
Operating Activities
Our cash used in operating activities for the six months ended June 30, 2026 was $4.2 million, comprising of (i) our net loss of $5.4 million, as adjusted for $0.8 million in non-cash expenses (primarily for non-cash stock based compensation of $0.8 million), and (ii) net changes in operating assets and liabilities of $0.5 million.

Our cash used in operating activities for the six months ended June 30, 2025 was $4.4 million, comprising of (i) our net loss of $5.9 million, as adjusted for $1.1 million in non-cash expenses (primarily for non-cash stock based compensation of $1.1 million), and (ii) net changes in operating assets and liabilities of $0.3 million.
Investing Activities
There were no investing activities during the six months ended June 30, 2026 or June 30, 2025.
Financing Activities
Our cash provided by financing activities during the six months ended June 30, 2026 was $1.8 million, comprised primarily from net proceeds received from the issuance of common stock under the Sales Agreement.
Our cash provided by financing activities during the six months ended June 30, 2025 was $4.1 million, primarily comprising of (i) $1.9 million in net proceeds received from the issuance of common stock and warrants in the April 2025 Offering, (ii) $1.8 million in net proceeds received from the issuance of common stock in the June 2025 Offering, and (iii) $0.3 million in net proceeds received from the issuance of common stock under the Sales Agreement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2026.
Critical Accounting Policies and Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our 2025 Annual Report. No significant changes to our accounting policies took place during the six months ended June 30, 2026.
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
As of June 30, 2026, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, we have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant, dated June 30, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on July 5, 2023).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on February 13, 2026).
3.3	Second Amended and Restated Bylaws, dated November 21, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on November 22, 2023).
3.4	Amendment to the Amended and Restated Bylaws, certified as of August 12, 2025 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 12, 2025).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intensity Therapeutics, Inc.

Date: August 11, 2026	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	August 11, 2026
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	August 11, 2026
Joseph Talamo	(principal financial officer)