Form 10-Q
period 2026-09-30
INTENSITY THERAPEUTICS, INC.
filed 2026-11-05
CIK 1567264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐   No ☒

As of November 4, 2026, the registrant had 3,301,175 shares of common stock outstanding.

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
Unless otherwise indicated, the terms “Intensity,” “Company,” “we,” “us,” or “our” refer to Intensity Therapeutics, Inc.

Part I - Financial Information
Item 1. Condensed Financial Statements

INTENSITY THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$8,494	$11,921
Prepaid expenses and other current assets	1,008	788
Total current assets	9,502	12,709
Right-of-use asset, net	75	96
Other assets	710	1,296
Total assets	$10,287	$14,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,651	$583
Accrued expenses	897	1,532
Lease liability, current portion	34	31
Total current liabilities	2,582	2,146
Lease liability, long-term portion	53	79
Total liabilities	2,635	2,225
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.0001. Authorized shares of 15,000,000. None issued and outstanding as of both September 30, 2026 and December 31, 2025.	—	—
Common stock, par value $0.0001. Authorized shares of 135,000,000. Issued and outstanding shares of 3,295,794 and 2,524,475 as of September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	95,026	90,265
Accumulated deficit	(87,374)	(78,389)
Total stockholders’ equity	7,652	11,876
Total liabilities and stockholders’ equity	$10,287	$14,101
*Derived from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,429	$1,553	$5,457	$5,283
General and administrative	1,194	1,180	3,776	3,549
Total operating expenses	3,623	2,733	9,233	8,832
Loss from operations	(3,623)	(2,733)	(9,233)	(8,832)

Other income (expense):
Interest income	82	59	253	92
Other (expense) income, net	(3)	3	(5)	185
Net loss	$(3,544)	$(2,671)	$(8,985)	$(8,555)

Loss per share, basic and diluted	$(1.09)	$(1.55)	$(3.17)	$(8.29)
Weighted average number of shares of common stock, basic and diluted	3,257,109	1,721,708	2,835,194	1,031,870
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	2,524,475	$-	$90,265	$(78,389)	$11,876
Issuance of common stock in ATM offering, net of $7 issuance costs	16,154	-	150	-	150
Reverse stock split adjustment	(111)	-	-	-	-
Stock-based compensation expense	-	-	387	-	387
Net loss	-	-	-	(2,434)	(2,434)
Balances at March 31, 2026	2,540,518	$-	$90,802	$(80,823)	$9,979
Stock-based compensation expense	-	-	387	-	387
Issuance of common stock in ATM offering, net of $60 issuance costs	361,432	-	1,604	-	1,604
Issuance of common stock to CEO in lieu of cash bonus	37,749	-	231	-	231
Issuance of common stock in employee stock purchase plan	5,853	-	20	-	20
Net loss	-	-	-	(3,007)	(3,007)
Balances at June 30, 2026	2,945,552	$-	$93,044	$(83,830)	$9,214
Stock-based compensation expense	-	-	517	-	517
Issuance of common stock in ATM offering, net of $52 issuance costs	350,242	-	1,465	-	1,465
Net loss	-	-	-	(3,544)	(3,544)
Balances at September 30, 2026	3,295,794	$-	$95,026	$(87,374)	$7,652

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	604,915	$-	$69,701	$(66,783)	$2,918
Stock-based compensation expense	-	-	435	-	435
Issuance of common stock in ATM offering, net of $17 issuance costs	5,680	-	328	-	328
Net loss	-	-	-	(3,347)	(3,347)
Balances at March 31, 2025	610,595	$-	$70,464	$(70,130)	$334
Stock-based compensation expense	-	-	644	-	644
Issuance of common stock in public offering, net of $698 issuance costs	432,383	-	2,678	-	$2,678
Issuance of warrants in public offerings, net of $235 issuance costs	-	-	1,041	-	$1,041
Issuance of common stock in employee stock purchase plan	3,679	-	24	-	$24
Net loss	-	-	-	(2,537)	(2,537)
Balances at June 30, 2025	1,046,657	$-	$74,851	$(72,667)	$2,184
Stock-based compensation expense	-	-	471	-	471
Issuance of common stock in ATM offering, net of $301 issuance costs	916,088	-	7,238	-	7,238
Net loss	-	-	-	(2,671)	(2,671)
Balances at September 30, 2025	1,962,745	$-	$82,560	$(75,338)	$7,222
The accompanying notes are an integral part of these condensed financial statements.

INTENSITY THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,985)	$(8,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in carrying value of right-of-use asset	21	19
Stock-based compensation expense	1,291	1,550
Changes in operating assets and liabilities, net:
Prepaid expenses, other current assets, and other assets	366	(344)
Accounts payable, accrued expenses and other liabilities	641	498
Net cash used in operating activities	(6,666)	(6,832)
Cash flows from financing activities:
Proceeds from public offerings	-	4,652
Issuance costs related to public offerings	-	(933)
Proceeds from ATM offerings	3,338	7,884
Issuance costs related to ATM offerings	(119)	(318)
Proceeds from common stock issuances	20	24
Net cash provided by financing activities	3,239	11,309
Net (decrease) increase in cash and cash equivalents	(3,427)	4,477
Cash and cash equivalents at beginning of period	11,921	2,590
Cash and cash equivalents at end of period	$8,494	$7,067

Supplemental information of non-cash financing activities:
Issuance of common stock to CEO in lieu of cash bonus	$231	$-
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
On February 19, 2026, the Company effected a 1-for-25 reverse stock split (the “Reverse Stock Split”). Every 25 shares of the Company’s issued and outstanding shares of the Company’s common stock were automatically converted into one share of the Company’s common stock. All fractional shares created by the Reverse Stock Split were paid in cash. The Reverse Stock Split had no impact on the par value per share of the Company’s common stock which remains at $0.0001. All holders of options and warrants had the exercise price multiplied by 25 and the number of shares issuable upon exercise divided by 25. All current and prior period amounts related to shares, share prices and loss per share, presented in the Company’s financial statements and the accompanying notes have been restated for the Reverse Stock Split.
Note 2.    Liquidity and Plan of Operation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.
The Company is a research and development company and has not generated any revenue from its product candidates. The Company has experienced net losses and negative cash flows from operations each year since its inception. Through September 30, 2026, the Company has an accumulated deficit of $87.4 million. The Company’s operations have been financed primarily through the sale of equity securities and convertible notes. The Company’s net loss for the nine months ended September 30, 2026 was $9.0 million. The Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability. The Company does not expect to receive significant product revenue in the near term. The Company, therefore, expects to continue to incur substantial losses for the foreseeable future.
Cash and cash equivalents totaled $8.5 million as of September 30, 2026. Until such time the Company can generate substantial product revenue, the Company plans to finance its operations through a combination of equity offerings and convertible debt financings. The Company does not have any committed external source of funds. To the extent that the Company can raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate its research and product development.
Based on the cash and cash equivalents as of September 30, 2026, the Company's ability to continue its operations thereafter is dependent on obtaining additional capital, which is not within the Company's control. As a result, the Company believes there is substantial doubt about its ability to continue as a going concern.
Note 3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2026, and its results of operations and its cash flows for the three and nine months ended September 30, 2026 and 2025. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2025 and 2024 and notes thereto. The accompanying financial statements have been prepared in accordance with GAAP and reflect the operations of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The December 31, 2025 balance sheet information was derived from the audited financial statements as of that date. The Company neither owns nor controls any subsidiary companies.
The significant accounting policies used in preparation of the condensed financial statements are disclosed in our 2025 Annual Report, and there have been no changes to the Company's significant accounting policies during the nine months ended September 30, 2026.
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
Because the Company has limited trading history, it estimated its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price.
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
Research and development costs are expensed in the period in which they are incurred. External costs consist primarily of payments to outside consultants, third-party CROs, CMOs, clinical trial sites and central laboratories in connection with the Company’s clinical manufacturing and clinical development activities. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or its estimate of the level of service that has been performed at each reporting date. The Company tracks external costs based on research and development initiatives, including preclinical, individual clinical study, and manufacturing for our product candidate. Internal costs consist primarily of employee-related costs and costs related to compliance with regulatory requirements. The Company does not track internal or consulting costs by research and development initiative because these costs are deployed across multiple programs and, as such, are not separately classified.
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
In July 2024, the Company initiated a Phase 3 open-label, randomized study for certain soft tissue sarcoma subtypes, which is expected to span several years. In connection with this study, the Company recorded an advance payment of $1.7 million in December 2023 to a CRO (“Initial CRO”), which was to be applied to future invoices during and at the end of the study. As of December 31, 2025, the advance payment balance was $1.2 million, and was recorded in Other Assets in the Balance Sheet. In May 2026, the Company issued a termination notice to the Initial CRO, and initiated transition efforts. As of September 30, 2026, all transition-related activities were completed and the remaining advance payment balance was applied to unpaid invoices through the transition date resulting in a net balance due of $41,278 to the Company, which is recorded in prepaid expenses and other current assets in the balance sheet. During the third quarter of 2026, the Company recorded an advance payment of $0.5 million to a new CRO (“New CRO”), which will be applied to future invoices during and at the end of the study. As of September 30, 2026, advance payment to the New CRO was recorded in other assets in the balance sheet.
Basic and dilutive loss per share
Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Dilutive net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and stock warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per share does not include the conversion of securities that would have an anti-dilutive effect. Potential shares of common stock issuable upon the exercise of stock options and warrants are excluded from the computation of diluted weighted average shares outstanding listed in the table below because, when the Company is in a net loss position, they are anti-dilutive. There were no preferred shares outstanding at September 30, 2026 and 2025.
As of September 30, 2026 and 2025, the following shares of common stock underlying options and warrants were excluded from the computation of diluted weighted average shares outstanding:

	September 30,
	2026	2025
Options outstanding	332,428	160,432
Warrants outstanding	333,108	343,732
	665,536	504,164
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

Note 4.    Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Savings and checking accounts at major U.S. financial institutions	$22	$86
U.S. Treasury securities money market fund	8,472	11,835
Total	$8,494	$11,921
Note 5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$719	$573
Prepaid research and development costs	92	52
Prepaid other	197	163
Total	$1,008	$788

Note 6.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development costs	$366	$634
Accrued employee compensation-related expenses	355	800
Accrued other	176	98
Total	$897	$1,532
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
Since inception of the Sales Agreement through September 30, 2026, the Company has issued 2,009,329 shares of common stock under the Sales Agreement for net proceeds of $14.5 million, of which $3.1 million occurred subsequent to the ATM Adjustment date. For the nine months ended September 30, 2026, the Company issued 727,828 shares of common stock under the Sales Agreement for net proceeds of $3.2 million. As of September 30, 2026, the Company may issue and sell up to $56.9 million of Shares remaining under the Sales Agreement.
April 2025 Public Offering
On April 24, 2025, the Company commenced a best efforts public offering (the “April 2025 Offering”) of an aggregate of (i) 125,333 shares (the “Shares”) of the Company’s common stock, (ii) 125,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-1 Common Warrant Shares”), and (iii) 125,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Common Warrants, the “Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the “Warrant Shares”). In connection with the April 2025 Offering, the Company entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the April 2025 Offering. The April 2025 Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of common stock and one Series B-2 Common Warrant to purchase one share of common stock. The combined offering price for each Share and accompanying Warrants was $18.75. Each Warrant has an exercise price of $21.25 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants expired in October 2026. The Company raised an aggregate of $2.35 million in the April 2025 Offering, and net proceeds of the April 2025 Offering, after deducting the fees and expenses were approximately $1.9 million.
June 2025 Public Offering
On June 11, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and between the Company and ThinkEquity LLC (the “Underwriter”) relating to the issuance and sale of an aggregate of 267,000 shares (the “Firm Shares”) of the Company’s common stock, to the Underwriter at a price to the public of $7.50 per share (the “June 2025 Offering”). Pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriter a 45-day option to purchase up to an additional 40,050 shares of common stock in the June 2025 Offering (the “Option Shares” and together with the Firm Shares, the “Shares”). The Underwriter exercised its option in full to purchase the 40,050 Option Shares at the public offering price on June 12, 2025. The June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, closed on June 13, 2025. All of the Shares were sold by the Company. Pursuant to the Underwriting Agreement, the Company also agreed to issue to the Underwriter and/or its designees warrants to purchase up to 15,352 shares of common stock (the “Representative’s Warrants”), which equals 5% of the Shares purchased in the June 2025 Offering, such warrants to be exercisable as set forth in the Representative’s Warrant Agreement. The net proceeds to the Company from the June 2025 Offering, including the exercise of the Underwriter’s over-allotment option, were approximately $1.8 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.
October 2025 Registered Direct Offering
On October 30, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Institutional Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Institutional Investor, 200,000 shares of common stock to the Institutional Investor, at a price of $20.00 per share, for aggregate gross proceeds of approximately $4.0 million (the “October 2025 Offering”). The net proceeds from the October 2025 Offering, after deducting the placement agent’s fees and related offering expenses, were approximately $3.6 million.
Note 8.    Stock Based Compensation
The Company has a 2013 Stock Option Plan (the “2013 Plan”), which is administered by the Compensation Committee. Under the 2013 Plan, stock options to purchase shares of common stock could be granted to eligible employees, officers, directors and consultants of the Company.
In 2021, the Company replaced the 2013 Plan with the 2021 Stock Incentive Plan (the “2021 Plan”), authorizing the granting of equity awards for the issuance of up to 120,000 shares of common stock. Upon adoption of the 2021 Plan, no more shares would be issued under the 2013 Plan. Starting on January 1, 2022, the shares authorized under the 2021 Plan shall have an annual increase of the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on the final day of the preceding calendar year, or (b) such smaller amount as determined by the Board. On January 1 of 2023, 2024, 2025 and 2026, an additional 9,548, 19,193, 21,172 and 88,357 shares, respectively, were authorized under the 2021 Plan. On June 16, 2026, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for sale under the Plan by 150,000. As of September 30, 2026, 62,899 shares were available for issuance under the 2021 Plan.
The Company recorded total stock-based compensation for its outstanding stock options and warrants in its Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$226	$182	$525	$606
General and administrative	291	289	766	944
Total stock-based compensation expense	$517	$471	$1,291	$1,550
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
Stock options
The following table summarizes the range of assumptions used to estimate the fair value of stock options issued using the Black-Scholes-Merton option pricing model:

	Nine Months Ended September 30,
	2026	2025
Stock price	$4.90	$14.25
Exercise price	$4.90	$14.25
Expected volatility	97.77% to 97.97%	106.81% to 107.94%
Risk free interest rates	4.38% to 4.41%	4.11% to 4.62%
Expected term (years)	6.5 to 7	6.5 to 7

For the nine months ended September 30, 2026 and 2025, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the initial public offering (“IPO”) and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the option represents the period the options are expected to be outstanding.
The following table summarizes the activity for stock options under the 2013 and 2021 Plans for the nine months ended September 30, 2026:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	160,428	$102.46	7.8	$—
Issued	176,000	$4.90
Exercised	—	$—
Forfeited and cancelled	(4,000)	$100.00
Outstanding at September 30, 2026	332,428	$50.84	8.6	$—
Exercisable at September 30, 2026	122,671	$105.80	7.3	$—

All options expire 10 years from date of grant. Options outstanding begin to expire in November 2026. Options that were granted to employees and consultants have vesting periods that vary by award to recipient and range from immediate vesting to a period of up to 4 years.
As of September 30, 2026, total unrecognized compensation cost related to options was approximately $2.2 million and is expected to be recognized over the remaining weighted average service period of 2.1 years.
Warrants
The following table summarizes the range of assumptions used to estimate the fair value of warrants issued using the Black-Scholes-Merton option pricing model:

Nine Months Ended September 30,
	2026	2025
Stock price	n/a	$7.50 to $18.75
Exercise price	n/a	$9.50 to $21.25
Expected volatility	n/a	96.30% to 103.83%
Risk free interest rates	n/a	3.87% to 3.91%
Expected term (years)	n/a	1.5 to 5
For the nine months ended September 30, 2025, a dividend yield of 0% was used because the Company has not historically paid and does not intend to pay a dividend on common stock in the foreseeable future. The expected stock price volatility assumption was estimated based on the historical volatilities for industry peers, as the Company had no active market for its stock prior to the IPO and limited history for issuance price of its stock. The risk-free rate assumption is determined using the yield currently available on U.S. Treasury zero coupon issues with a remaining term commensurate with the expected term of the award. The expected term of the warrant represents the period the warrants are expected to be outstanding.
The following table summarizes the activity for warrants for the nine months ended September 30, 2026:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	339,298	$40.11	3.0	$13
Issued	—	$—
Exercised	—	$—
Forfeited and cancelled	(6,190)	$195.99
Outstanding at September 30, 2026	333,108	$37.21	2.2	$—
Exercisable at September 30, 2026	332,487	$37.00	2.2	$—
All warrants outstanding are for the purchase of the Company’s common stock.
As of September 30, 2026, total unrecognized compensation cost related to warrants was approximately $42,000 and is expected to be recognized over the remaining weighted average service period of 1.3 years.

Note 9.    Leases
In July 2023, the Company signed a 5.5-year lease for approximately 2,700 square feet of office space in Shelton, Connecticut.
Rent expense for the three and nine months ended September 30, 2026 was approximately $9,000 and $26,000, respectively, and for the three and nine months ended September 30, 2025 was approximately $9,000 and $26,000, respectively. Cash paid for the operating lease for the three and nine months ended September 30, 2026 was approximately $22,000 and $58,000, respectively, and for the three and nine months ended September 30, 2025 was approximately $17,000 and $50,000, respectively.
The following table summarizes the balance sheet classification of the operating lease asset and related lease liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025

Right-of-use asset, net	$75	$96

Lease liability, current portion	34	31
Lease liability, net of current portion	53	79
	$87	$110
The following variables were used to determine the right-of-use asset and the operating lease liabilities at September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Weighted average remaining lease term	2.4 years	3.4 years
Weighted average operating lease discount rate	6.4%	6.4%

Future minimum lease payments under the lease agreement as of September 30, 2026 were as follows (in thousands):

Year ended
2026 (remainder of year)	$10
2027	39
2028	39
2029	7
Total lease payments	95
Less: Amounts representing interest	(8)
Present value of lease liabilities	$87
Note 10.    Other Uncertainties
The Company holds patents in Russia and Israel, both of which are currently involved in military action. The outcomes of these military actions could impact our ability to maintain and protect these patents.
Note 11.    Related Parties
In April 2024, the Company entered into a non-material agreement with a service organization controlled by a board member. For the three and nine months ended September 30, 2026, the Company expensed $16,834 and $59,564, and paid $10,470 and $50,529 to the service organization for services performed. For the three and nine months ended September 30, 2025, the Company expensed $15,125 and $49,910, and paid $31,435 and $49,910 to the service organization for services performed. The Company recognized the expenses in research and development expenses on the statement of operations. As of September 30, 2026, the Company recognized $10,834 in accounts payable due to the related party. As of December 31, 2025, the Company recognized $1,800 in accrued expenses due to the related party.
Note 12. Segments
The Company has a single segment and allocates resources based on cash resources and operating expense projections. The table below summarizes the significant expense categories regularly reviewed by the Company’s president and chief executive officer, who is the Company’s chief operating decision maker (“CODM”), for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
Clinical trial expenses:
INVINCIBLE-3 Study (Phase 3 Sarcoma)(a)	$1,368	$883	$2,993	$3,267
INVINCIBLE-4 Study (Phase 2 Breast)(b)	104	126	273	323
Other clinical trial expenses	—	—	2	14
Clinical trial expenses	1,472	1,009	3,268	3,604
Contract manufacturing	192	30	273	59
Salaries and benefits related	487	303	1,213	925
Consulting and Other(c)	52	29	178	90
Stock-based compensation	226	182	525	605
Research and development expenses	2,429	1,553	5,457	5,283
General and administrative expenses:
Salaries and benefits related	236	225	826	688
Legal fees	126	130	368	371
Audit fees	77	72	235	237
Consulting	168	145	521	461
Insurance	168	185	507	501
Other(d)	128	134	553	347
Stock-based compensation	291	289	766	944
General and administrative expenses	1,194	1,180	3,776	3,549
Loss from operations	(3,623)	(2,733)	(9,233)	(8,832)
Other segment items(e)	79	62	248	277
Net loss	$(3,544)	$(2,671)	$(8,985)	$(8,555)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2025 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties. Such statements should be read together with the “Risk Factors” sections of this Quarterly Report on Form 10-Q and the 2025 Annual Report, which discuss important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Statement Regarding Forward-Looking Statements.”
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
In July 2024, we initiated and dosed our first patient in a Phase 3 open-label, randomized study (the “INVINCIBLE-3 Study”) testing INT230-6 as a monotherapy compared to the standard of care (“SOC”) drugs in second- and third-line treatment for certain soft tissue sarcoma subtypes. This 333-patient study with an endpoint of overall survival has been authorized by the FDA, Health Canada, the European Medicines Agency, and Australia's Therapeutic Goods Administration. In March 2025, we paused new site activations and patient enrollments due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We have continued to treat all patients enrolled in this study in cooperation with our third-party contract research organizations (“CRO”) to reduce ongoing costs during this pause. In April 2026, we initiated activities to resume enrollment in a limited number of U.S. sites in the INVINCIBLE-3 Study using an FDA-reviewed amended protocol based on important learnings from patients enrolled prior to the pause. New patient enrollment activities resumed in the third quarter of 2026. Increased site activation and patient enrollment rates are expected as sufficient incremental funding is obtained.
In October 2024, in collaboration with the Swiss Cancer Institute (“SCI”), formerly the Swiss Cancer Group for Clinical Cancer Research (SAKK), we initiated and dosed our first patient in a Phase 2 study (the “INVINCIBLE-4 Study”) to treat patients with localized triple-negative breast cancer. The endpoint is the change in the pathological complete response (“pCR”) rate for the combination compared to the SOC alone. In September 2025, we paused new patient enrollment after 14 patients had been enrolled to revise the dosing regimen for patients receiving INT230-6 in Cohort A due to some patients in Cohort A experiencing localized skin irritation near the tumor site. In March 2026, a protocol amendment was approved by Swissmedic and the Swiss Ethics Committee to use a lower drug volume per tumor volume ratio and a single injection of INT230-6. In July 2026, the Company restarted patient treatment and is currently targeting to complete enrollment by the end of 2027, and will likely add resources to help sites enroll new patients. SCI has established an independent data monitory board (“IDMB”) comprised of qualified experts to review the safety data and images of these newly treated patients to assess whether the skin irritation issue has been resolved. We plan to provide an update upon completion of IDMB review in the first quarter of 2027. In August 2026, the Company opened its first site in France for accrual following EU submission of the modified protocol. Preliminary data from the first 14 patients (seven in each cohort) showed a 71% pCR in patients receiving INT230-6 in Cohort A and a 42% pCR in patients receiving the SOC alone (Cohort B). There was also a 44% reduction in grade 3 adverse events in Cohort A compared to Cohort B and fewer immune-related adverse events when our INT230-6 was added prior to the immunochemotherapy. In addition, no invasive breast cancer cells were detected in the axillary lymph nodes in 6 of the 7 patients in Cohort A after INT230-6 treatment, despite 5 (71%) of these patients being initially biopsy-proven node-positive. Results also showed tumor necrosis after 1 or 2 injections in all 7 Cohort A patients. In the pre-surgery MRI at the completion of neoadjuvant immuno-chemotherapy, four (57%) patients had RECIST 1.1 radiological complete response and three patients (43%) partial response.
We have also successfully developed Phase 3 quality analytical methods for the three INT230-6 components and successfully manufactured multiple large-scale batches of INT230-6. In a meeting with the FDA in the fourth quarter of 2023, we agreed on a chemistry, manufacturing, and control (“CMC”) plan for Phase 3 and product registration for our three key ingredients and INT230-6. If we successfully execute the agreed-upon plan, we expect that the CMC portion of a New Drug Application (“NDA”) should be acceptable to the FDA for product approval and registration (subject to final NDA review).
Since our inception in 2012, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing both research and development on our product candidates. Our research has been selected for oral presentations at major oncology conferences including the American Society of Clinical Oncology (“ASCO”), the Society for Immunotherapy of Cancer (“SITC”), the Connective Tissue Oncology Society (“CTOS”) and the San Antonio Breast Cancer Society (“SABCS”). Our research has undergone peer review and been published in high-impact journals such as OncoImmunology (a paper written jointly with the NCI) and The Lancet’s journal eBioMedicine. We have incurred net losses since inception and expect to incur net losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through net proceeds received from issuances of our common stock, preferred stock and convertible notes. As of September 30, 2026, we had approximately $8.5 million of cash and cash equivalents. Since our inception, we have incurred significant operating losses. We incurred net losses of $9.0 million and $8.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $87.4 million.

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
•Consulting services provided by non-employees for general and administrative tasks, include accounting, tax, human resources, finance, investor relations, board compensation, and information technology support.
•Insurance includes directors’ and officers’ insurance, workers’ compensation insurance, product liability insurance, business insurance, employee and cyber liability insurance.
•Other includes facility expenses, office supplies, computer related costs, public relations costs, recruiting costs and conferences.
•Stock-based Compensation relates to stock options granted to our employees and board members and warrants granted to our independent consultants who work in the general and administrative aspects.
Other income and expenses
We earned interest income on our cash balances.

Results of Operations
The following tables summarize our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$2,429	$1,553	$876	$5,457	$5,283	$174
General and administrative	1,194	1,180	14	3,776	3,549	227
Total operating expenses	3,623	2,733	890	9,233	8,832	401
Loss from operations	(3,623)	(2,733)	(890)	(9,233)	(8,832)	(401)
Interest income	82	59	23	253	92	161
Other (expense) income, net	(3)	3	(6)	(5)	185	(190)
Net loss	$(3,544)	$(2,671)	$(873)	$(8,985)	$(8,555)	$(430)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Research and development expenses:
Clinical trial expenses:
INVINCIBLE-3 Study (Phase 3 Sarcoma)	$1,368	$883	$485	$2,993	$3,267	$(274)
INVINCIBLE-4 Study (Phase 2 Breast)	104	126	(22)	273	323	(50)
Other	—	—	—	2	14	(12)
Clinical trial expenses	1,472	1,009	463	3,268	3,604	(336)
Contract manufacturing	192	30	162	273	59	214
Salaries and benefits related costs	487	303	184	1,213	925	288
Consulting and Other	52	29	23	178	90	88
Stock-based compensation	226	182	44	525	605	(80)
Total research and development expenses	$2,429	$1,553	$876	$5,457	$5,283	$174

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
General and administrative expenses:
Salaries and benefits related costs	$236	$225	$11	$826	$688	$138
Legal fees	126	130	(4)	368	371	(3)
Audit fees	77	72	5	235	237	(2)
Consulting	168	145	23	521	461	60
Insurance	168	185	(17)	507	501	6
Other	128	134	(6)	553	347	206
Stock-based compensation	291	289	2	766	944	(178)
Total general and administrative expenses	$1,194	$1,180	$14	$3,776	$3,549	$227

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Research and development expenses during the three months ended September 30, 2026 increased $0.9 million or 56%, compared to the three months ended September 30, 2025, and were primarily due to the following:

•INVINCIBLE-3 Study costs increased $0.5 million. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study due to funding constraints. During the third quarter of 2026, we resumed new patient enrollment activities in the INVINCIBLE-3 Study in a limited number of U.S. sites, and have prioritized commencing full patient enrollment and site activations once sufficient incremental funding is obtained.
•Contract manufacturing costs increased due to the initiation of new INT230-6 manufacturing batch during the three months ended September 30, 2026 compared to no manufacturing runs during the three months ended September 30, 2025.

•Salaries and benefits related costs increased due to an estimated bonus accrual during the three months ended September 30, 2026 compared to no estimated accrual during the three months ended September 30, 2025.
•Stock-based compensation increased due to new annual stock-based compensation awards granted, including to a new employee, during the three months ended September 30, 2026 compared to no stock-based compensation awards granted during the three months ended September 30, 2025.

General and administrative expenses during the three months ended September 30, 2026 increased by $0.01 million or 1%, compared to the three months ended September 30, 2025, and were primarily due to the following:

•Salaries and benefits related costs increased due to an estimated bonus accrual during the three months ended September 30, 2026 compared to no estimated accrual during the three months ended September 30, 2025.
•Other expenses increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to higher Delaware franchise costs related to our Reverse Stock Split in February 2026.
•Stock-based compensation increased slightly due to new annual stock-based compensation awards granted during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as no stock-based compensation awards were granted during the three months ended September 30, 2025.

Interest income in 2026 and 2025 related to interest earned on cash.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Research and development expenses during the nine months ended September 30, 2026 increased $0.2 million or 3%, compared to the nine months ended September 30, 2025, and were primarily due to the following:

•INVINCIBLE-3 Study costs decreased $0.3 million. In March 2025, we paused new site activations and patient enrollments in the INVINCIBLE-3 Study due to funding constraints. Prior to this pause, the trial had enrolled 21 patients. We have continued to treat all patients enrolled in this study in cooperation with our third-party CROs during this pause. In April 2026, we initiated plans to resume enrollment in the INVINCIBLE-3 Study in a limited number of U.S. sites, and new patient enrollment activities resumed in the third quarter of 2026. Submission of documentation necessary for restarting in the EU is in process. Increased site activation and patient enrollment rates are expected as sufficient incremental funding is obtained.
•Contract manufacturing costs increased due to the initiation of new INT230-6 manufacturing batch during the nine months ended September 30, 2026 compared to no manufacturing runs during the nine months ended September 30, 2025.
•Salaries and benefits related costs increased due to an estimated bonus accrual during the nine months ended September 30, 2026 compared to no estimated accrual during the nine months ended September 30, 2025.
•For the nine months ended September 30, 2026, stock-based compensation was lower than the comparable period in 2025, driven by the 2026 annual awards being issued one quarter later than the 2025 annual awards, thereby shifting the associated expense.

General and administrative expenses during the nine months ended September 30, 2026 increased by $0.2 million or 6%, compared to the nine months ended September 30, 2025, and were primarily due to the following:

•Salaries and benefits related costs increased due to an estimated bonus accrual during the nine months ended September 30, 2026 compared to no estimated accrual during the nine months ended September 30, 2025.
•Other expenses increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to higher Delaware franchise costs related to our Reverse Stock Split in February 2026.
•For the nine months ended September 30, 2026, stock-based compensation was lower than the comparable period in 2025, driven by the 2026 annual awards being issued one quarter later than the 2025 annual awards, thereby shifting the associated expense.
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
On March 23, 2026, we filed a prospectus supplement to adjust the maximum that we may sell and issue under the Sales Agreement to $60.0 million of our shares of common stock, not including the shares previously sold under the Sales Agreement. Since inception through September 30, 2026, we have issued 2,009,329 shares of common stock under the Sales Agreement for net proceeds of $14.5 million. As of September 30, 2026, we may issue and sell up to $56.9 million of Shares remaining under the Sales Agreement.
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
On April 24, 2025, we commenced a best efforts public offering (the “April 2025 Offering”) of an aggregate of (i) 125,333 shares (the “Shares”) of our common stock, (ii) 125,333 Series B-1 Common Warrants (the “Series B-1 Common Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-1 Common Warrant Shares”), and (iii) 125,333 Series B-2 Common Warrants (the “Series B-2 Common Warrants” and together with the Series B-1 Common Warrants, the “Warrants”) to purchase up to 125,333 shares of common stock (the “Series B-2 Common Warrant Shares” and together with the Series B-1 Common Warrant Shares, the “Warrant Shares”). In connection with the April 2025 Offering, we entered into a Securities Purchase Agreement on April 24, 2025 with certain institutional investors participating in the April 2025 Offering. The April 2025 Offering closed on April 28, 2025. Each Share was sold together with one Series B-1 Common Warrant to purchase one share of common stock and one Series B-2 Common Warrant to purchase one share of common stock. The combined offering price for each Share and accompanying Warrants was $18.75. Each Warrant has an exercise price of $21.25 and was immediately exercisable upon issuance. The Series B-1 Common Warrants will expire on the five-year anniversary of the date of issuance, and the Series B-2 Common Warrants will expire on the eighteen-month anniversary of the date of issuance. We raised an aggregate of $2.35 million in the April 2025 Offering, and net proceeds of the April 2025 Offering, after deducting the fees and expenses were approximately $1.9 million.

As of September 30, 2026, our cash and cash equivalents were approximately $8.5 million. Based on our balances in cash and cash equivalents, our ability to continue our operations is dependent on obtaining additional capital, which is not within our control. As a result, we believe there is substantial doubt about our ability to continue as a going concern.
The following table summarizes the net cash provided by (used in) operating activities and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(6,666)	$(6,832)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	3,239	11,309
Net (decrease) increase in cash and cash equivalents	$(3,427)	$4,477
Operating Activities
Our cash used in operating activities for the nine months ended September 30, 2026 was $6.7 million, comprising of (i) our net loss of $9.0 million, as adjusted for $1.3 million in non-cash expenses (primarily for non-cash stock based compensation of $1.3 million), and (ii) net changes in operating assets and liabilities of $1.0 million.

Our cash used in operating activities for the nine months ended September 30, 2025 was $6.8 million, comprising of (i) our net loss of $8.6 million, as adjusted for $1.6 million in non-cash expenses (primarily for non-cash stock based compensation of $1.6 million), and (ii) net changes in operating assets and liabilities of $0.2 million.
Investing Activities
There were no investing activities during the nine months ended September 30, 2026 or September 30, 2025.
Financing Activities
Our cash provided by financing activities during the nine months ended September 30, 2026 was $3.2 million, comprised primarily from net proceeds received from the issuance of common stock under the Sales Agreement.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2026.
Critical Accounting Policies and Estimates
Critical accounting estimates are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of our critical accounting estimates, see our 2025 Annual Report. No significant changes to our accounting policies took place during the nine months ended September 30, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
As of September 30, 2026, we carried out an evaluation over the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant, dated June 30, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on July 5, 2023).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on February 13, 2026).
3.3	Second Amended and Restated Bylaws, dated November 21, 2023 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on November 22, 2023).
3.4	Amendment to the Amended and Restated Bylaws, certified as of August 12, 2025 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 12, 2025).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intensity Therapeutics, Inc.

Date: November 5, 2026	By:	/s/ Lewis H. Bender
Lewis H. Bender
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis H. Bender	President, Chief Executive Officer and Chairman	November 5, 2026
Lewis H. Bender	(principal executive officer)

/s/ Joseph Talamo	Chief Financial Officer	November 5, 2026
Joseph Talamo	(principal financial officer)